Form 10-K
period 1997-12-31
ADVANCED ACCESSORY SYSTEMS LLC
filed 1998-04-16
CIK 1057836

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO
                               ------------    ------------

                      COMMISSION FILE NUMBER   333-49011
                                             --------------
                       ADVANCED ACCESSORY SYSTEMS, LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                             13-3969422
                  --------                             ----------
       (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

12900 HALL ROAD, SUITE 200, STERLING HEIGHTS, MI          48313
------------------------------------------------          -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE (810) 997-2900

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate fair market value of the Registrant's Class A Units held by non-affiliates of the Registrant as of March 15, 1998, based upon the good faith determination of the Board of Managers was approximately $5,971,000. For purposes of this disclosure, shares of Class A Units held by persons who hold more than 5% of the outstanding Class A Units and Class A Units held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.


     The number of the Registrant's Class A Units, outstanding at
                          March 31, 1998 was 16,271.



                     Documents Incorporated by Reference


                                     None



===============================================================================

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS



                                     PART I

Item 1.  BUSINESS...........................................................1

Item 2.  PROPERTIES.........................................................9

Item 3.  LEGAL PROCEEDINGS..................................................9

Item 4.  SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS................9


                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         MEMBERS' MATTERS...................................................10

Item 6.  SELECTED HISTORICAL FINANCIAL DATA.................................10

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................12

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........16

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................16

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................................42


                                    PART III

Item 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................42

Item 11. EXECUTIVE COMPENSATION.............................................43

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.........................................................45

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................46


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K...........................................................46


SIGNATURES

                           FORWARD-LOOKING STATEMENTS

                  THIS BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS, AND SUCH DIFFERENCES MAY BE MATERIAL. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Advanced Accessory Systems, LLC (together with its subsidiaries, the "Company" or "AAS") is one of the world's largest designers, manufacturers and suppliers of towing and rack systems and related accessories for the automotive original equipment manufacturer ("OEM") market and the automotive aftermarket. The Company's products include a complete line of towing systems including accessories such as trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins. The Company's broad offering of rack systems includes fixed and detachable racks and accessories which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards and sailboards. The Company's products are sold as standard accessories or options for a variety of light vehicles. In 1997, on a pro forma basis (after giving effect to the Valley Acquisition, SportRack International Acquisition, Ellebi Acquisition and Transfo-Rakzs Acquisition (as such terms are defined below) as though they had occurred on January 1, 1997), the Company estimates that approximately 49% of its net sales were generated from products sold for light trucks. The Company is the sole Tier 1 OEM supplier of towing or rack systems for eight of the top ten light trucks produced in North America, including the GM C/K Pickup and Blazer, the Chrysler Grand Cherokee (towing systems and rack systems), T-3000 Pickup and Caravan and the Ford Explorer, Ranger and Windstar. On a pro forma basis for the year ended December 31, 1997, the Company's net sales and EBITDA would have been $268.5 million and $36.3 million, respectively.

     In September 1995, the Company, through its SportRack, LLC subsidiary ("SportRack"), acquired substantially all of the net assets of the MascoTech Accessories division (the "MascoTech Division") of MascoTech, Inc. ("MascoTech" or the "Predecessor"). The MascoTech Division was a North American supplier of rack systems and accessories to the automotive OEM market and aftermarket.

     In October 1996, the Company acquired (the "Brink Acquisition") all of the capital stock of Brink B.V., a private company with limited liability incorporated under the laws of The Netherlands and a European supplier of towing systems to the automotive OEM market and aftermarket. In December 1996, ownership of Brink B.V. and its subsidiaries was transferred to a newly formed subsidiary of the Company, Brink International B.V. ("Brink").

     In August 1997, the Company formed Valley Industries, LLC ("Valley") to acquire (the "Valley Acquisition") the net assets of Valley Industries, Inc. ("Valley Industries"), a North American supplier of towing systems to the automotive OEM market and aftermarket.

     Two smaller acquisitions were completed in July 1997 by SportRack International, Inc. ("SportRack International"), a subsidiary of SportRack. SportRack International acquired from Bell Sports Corporation ("Bell") the net assets of its SportRack division, a Canadian supplier of rack systems and accessories to the automotive aftermarket. CCP (as defined) is a significant equity investor in Bell. SportRack International also acquired the capital stock of Nomadic Sports, Inc. ("Nomadic"), a Canadian supplier of rack systems and accessories to the automotive OEM market and aftermarket. The acquisitions of the SportRack division of Bell and Nomadic are collectively referred to in this 10-K as the "SportRack International Acquisition."

     In January 1998, the Company formed Ellebi S.r.l. ("Ellebi") to acquire the net assets of a division of Ellebi S.p.A. (the "Ellebi Acquisition"). Ellebi is an Italian manufacturer and distributor of towing systems to the European automotive OEM market and aftermarket.

     In February 1998, the Company, through SportRack International, Inc., acquired (the "Transfo-Rakzs Acquisition") the net assets of Transfo-Rakzs, Inc., a designer, manufacturer and distributor of rear hitch rack carrying systems and related products to Canada and the U.S.

COMPETITIVE ADVANTAGES

     Leading Global Market Position. The Company is the world's largest designer, manufacturer and supplier of towing systems and one of the world's largest designers, manufacturers and suppliers of rack systems. The Company is the largest supplier of towing systems in Europe, the largest supplier of towing systems to automotive OEMs in North America and the second largest supplier of towing systems to the aftermarket in North America. The Company is also one of the two largest suppliers of rack systems sold to automotive OEMs in the North America. The Company has 19 engineering, manufacturing and distribution facilities strategically located in the United States, Canada, The Netherlands, Denmark, Germany, the United Kingdom, Sweden, Italy and France. By virtue of its size and global presence, the Company believes it benefits from several competitive advantages, including the ability to (i) satisfy local design, production, quality and timing requirements of global OEMs; (ii) provide "one-stop shopping" for customers' product and service requirements; (iii) optimize plant production; (iv) maximize its raw material purchasing power; (v) spread its selling, administrative and product development expenses over a large base of net sales; and (vi) develop and maintain state-of-the-art production facilities.

    Strong Relationships with Diverse Customer Base. The Company has an established position as a Tier 1 supplier of towing and/or rack systems to most of the OEMs manufacturing in North America and Europe including Chrysler, General Motors, Toyota, Opel, Volvo, Isuzu, Ford, Mercedes, BMW, Subaru, Fiat, Mitsubishi, Nissan, Volkswagen, SEAT, Skoda and Kia. The Company supplies Chrysler with substantially all its towing systems and rack systems and accessories. The Company also supplies approximately 50% of the towing and rack system requirements of General Motors. Tier 1 status and strong customer relationships are important elements in achieving continued profitable growth because, as OEMs narrow their supplier bases, well regarded, existing suppliers have an advantage in gaining new contracts. The evolution of OEM relationships into strategic partnerships provides a significant advantage to Tier 1 suppliers with system integration capabilities (such as the Company) in retaining existing contracts as well as in participating during the design phase for new vehicles, which is integral to becoming a supplier for such new platforms. The Company is also a leading supplier of towing and rack systems to automotive aftermarket wholesalers, retailers and installers, such as U-Haul, Pep Boys, Balkamp, Advance Auto Parts, Coast Distribution System, Discount Auto Parts, Ace Hardware and Canadian Tire.

     Comprehensive Product Line. The Company continues to position itself as a leading supplier to its customers for a growing range of products and services. Through its offering of over 2,000 towing system models, the Company's products fit virtually every light vehicle produced in North America and Europe. The Company is one of a limited number of European manufacturers with such a broad product line that also satisfies European Community ("EC") regulatory safety standards, even though such standards have not yet been adopted by each EC member country. Competitors whose products do not satisfy such standards face substantial design and testing costs to offer a comparable product line that meets these safety standards. The Company has provided OEMs with fixed rack systems for approximately half of the light truck models produced in North America that utilize vehicle-specific fixed racks. The Company's innovative Mondial(R) product line of detachable rack systems, which consists of only 14 SKUs, is able to fit substantially all the light vehicles produced in North America and Europe, while some competitors' comparable product lines consist of more than 200 SKUs. The Company believes that its broad product offerings also facilitate strategic partnerships with automotive aftermarket wholesalers, retailers and installers.

     Design and Engineering Expertise. The Company has an engineering and research and development staff that develops new products and processing technologies. The Company works directly with OEM designers to create innovative solutions that simplify vehicle assembly and reduce vehicle cost and weight. For example, the Company developed a roll formed, aluminum cross rail which substantially reduced the weight of the Chrysler minivan rack at a competitive cost. Additionally, the Company is responsible for many industry innovations, including lighter, less obtrusive, round tube towing hitches as well as push button and pull lever stanchions on fixed rack systems. The Company believes its design and engineering capabilities provide significant value to its customers by (i) shortening OEM new product development cycles; (ii) lowering OEM manufacturing costs; (iii) providing technical expertise; and (iv) permitting aftermarket customers to maintain lower inventory levels. The Company also believes that its design innovations have created value for end users by providing products that are durable and easy to install and that enhance vehicle utility and appearance.

     High Quality, Low Cost Manufacturing Position. The Company believes that it is one of the highest quality, lowest cost suppliers of towing and rack systems in North America and Europe. The Company has received numerous quality and performance awards, including Chrysler's Gold Pentastar Award, Ford's Q-1 Award, Toyota's Distinguished Supplier Award and Nissan's Superior Supplier Performance Award. Supplier quality systems are currently being standardized across OEMs through the ISO-9000 and QS-9000 programs. The Company has achieved ISO-9000 or QS-9000 certification for ten of its 17 manufacturing and engineering facilities and is in the process of obtaining certification for the rest of its facilities. The Company's low cost position is a result of its strict cost controls and continuous improvement programs designed to enhance productivity. OEMs typically prefer stable suppliers who can generate productivity gains that can be shared to reduce OEM costs. The Company's cost controls are closely integrated with its quality driven manufacturing operations, thereby allowing it to profitably deliver high quality, easy to install and competitively-priced components on a just-in-time basis. The Company's focus on low cost manufacturing also provides benefits when selling products to the less price sensitive aftermarket.


BUSINESS STRATEGY

    The Company's objective is to strengthen its position as a leading global supplier of automotive exterior accessories, thereby increasing revenue and cash flow. In order to accomplish its goal, the Company intends to pursue the following strategies.

    Increase Global Market Share. The Company intends to capitalize on its expanded presence in North America and Europe by marketing products to its global automotive OEM customers. Through its past acquisitions of complementary product lines, the Company is able to offer an expanded range of products and services to its extended customer base. The Company also expects to secure new customers by virtue of its expanded market presence and broad product and service offerings. The Company believes its continued emphasis on new technology (both product and process), will result in the development of more innovative, high margin towing and rack system products which it expects to market to its expanding customer base.

    Maintain and Enhance Strong Customer Relationships. The Company intends to strengthen and expand its relationships with global automotive OEMs and aftermarket customers by (i) continuing its commitment to innovative design and development of products during the early stages of vehicle design and redesign;
(ii) building on its position as a low cost supplier of quality accessory products; (iii) offering new products in existing and new geographic areas by taking advantage of existing OEM relationships; and (iv) working with aftermarket customers to develop new products and marketing strategies. The Company has recently obtained orders from Mercedes Benz, BMW, SEAT and Chrysler to supply products for new SUVs.

    Increase Operating Efficiencies. The Company believes there are significant opportunities for improvement in margins and cash flow through intercompany cooperation among its various acquired business units, including (i) realizing economies of scale from the combined purchasing power of a larger company; (ii) achieving production and other operating efficiencies through the implementation of a "best practices" program; (iii) reducing certain selling, general and administrative and product development expenses; and (iv) reducing capital and operating expenditures from coordinated use of manufacturing resources.

    Pursue Strategic Acquisitions. In response to the trend in the OEM market toward systems suppliers, the Company is focused on making strategic acquisitions that will enhance its ability to provide integrated systems (such as a towing or rack system) or otherwise leverage its existing business by providing additional product, manufacturing and service capabilities. The Company also intends to pursue acquisitions which will expand its customer base by providing an entree to new customers, including expansion into selected geographic areas. The Company believes that such acquisitions should provide additional opportunities for increased net sales and cash flow by enhancing the Company's manufacturing and marketing capabilities.


AUTOMOTIVE OEM AND AFTERMARKET TRENDS

    As automobile and light truck manufacturers have faced increased global competition, they have sought to significantly improve quality, reduce costs and shorten the development time required for new vehicle models. These changes have altered the OEM/supplier relationship and benefited larger suppliers that have strong product engineering and development capabilities, superior quality products, lower unit costs and the ability to deliver products on a timely basis. As a result, the Company believes that it has benefited and will continue to benefit from the following automotive OEM and aftermarket trends:

    Consolidation of Supplier Base by OEMs. Since the 1980's, OEMs have significantly consolidated their supplier base in an effort to reduce their procurement-related costs, ensure high quality and accelerate new model development. As a result, many smaller, poorly capitalized suppliers with limited product lines and engineering and design capabilities have either been eliminated as suppliers to OEMs or tiered (i.e., they supply other suppliers). Consequently, larger suppliers with broad product lines, in-house design and engineering capabilities and the ability to effectively manage their own supplier bases, have been able to significantly increase their market share.

    The consolidation by OEMs has altered the typical structure of supplier contracts. In the past, OEMs supplied all design, development and manufacturing expertise for accessory parts and were responsible for consistency of quality and reliability of delivery. On newer models, however, there has been a trend toward involving potential suppliers earlier in the design and development process to encourage suppliers to share design and development responsibility. In some cases, sole-source supply contracts which cover the life of a vehicle or platform are awarded. Both OEMs and suppliers benefit from the consolidation trend. Suppliers are able to devote the resources necessary for proprietary product development with the expectation that they will have the opportunity to profit on such investment over the multi-year life of a contract. OEMs benefit from shared manufacturing cost savings attributable to long, multi-year production runs at high capacity utilization levels.

    Emergence of European Community Safety Standards. Trends within the European towing systems market result primarily from emerging EC safety standards and the corresponding legislative framework. Such standards provide that a towing system must fit all the vehicle manufacturer's recommended fitting points, must not interfere with the vision of the number plate when not in use and must meet strict testing criteria for durability and safety. These standards have been adopted by The Netherlands, Germany, Sweden, Italy and Scandinavia. Other EC countries are expected to adopt the legislation within two years. All of the Company's approximately 2,000 towing systems sold in Europe currently undergo rigorous safety testing in order to satisfy these EC regulatory standards. In addition, all of the Company's detachable roof rack systems are designed and tested to meet and exceed strict German standards.

    Increased Levels of Manufacturing in North America by Transplants. As a result of the relative cost advantage of producing vehicles in North America, many transplants have increased their share of North American vehicle production from approximately 6% in 1986 to approximately 20% in 1996. Industry sources forecast that this trend will continue. For example, both Mercedes Benz and BMW commenced manufacturing in the U.S. in 1996. In addition, Toyota has announced plans to build its T-100 pickup truck in Indiana by 1998, Honda has announced plans to build its Odyssey minivan in North America by 1999, and BMW has announced plans to build its E-53 SUV in North America by 1999. The Company believes that increased levels of manufacturing of light trucks in North America by transplants will benefit full service, high quality suppliers with North American operations such as the Company.

    Outsourcing by OEMs. In an effort to facilitate and enhance product design, reduce costs and simplify manufacturing processes, automotive OEMs are increasingly outsourcing the manufacture of many components that were previously manufactured internally. This trend results from independent suppliers being generally able to design, manufacture and deliver components at a lower cost than OEMs as a result of (i) their significantly lower direct labor, fringe benefit and overhead costs; (ii) their ability to spread research and development and engineering costs over products provided to multiple OEMs; and
(iii) the economies of scale inherent in product specialization. Independent suppliers such as the Company have benefited from outsourcing because the aggregate number, complexity and value of components that they manufacture have increased dramatically. OEMs, in turn, have benefited because outsourcing has allowed them to reduce costs and to focus on overall vehicle design and consumer marketing.


PRODUCTS

    The principal product lines of the Company are towing systems and rack systems and accessories. On a pro forma basis in 1997, towing systems constituted approximately 62% and rack systems and accessories constituted approximately 38% of the Company's net sales, respectively. The Company believes it offers a more comprehensive product line than any of its competitors. The Company has devoted considerable resources to the engineering and designing of its products and, as a result, considers itself a market leader in the research and new product development of towing systems and rack systems.

    Towing Systems. The Company designs, manufactures and supplies towing systems to automotive OEMs and the automotive aftermarket which fit virtually every light vehicle produced in North America and Europe.

    In the aggregate, the Company supplies over 2,000 different towing systems, including a complete line of towing accessories.

    The Company's towing systems sold in Europe are installed primarily on passenger cars. The Company's primary product within the European market is the fixed ball towbar that is specifically designed to be mounted on a particular car model in accordance with the OEM's specified mounting points. The Company also markets sophisticated detachable ball systems which are popular with owners of more expensive cars or cars on which the license plate would otherwise be blocked by a fixed ball towbar. All of the Company's towing system products sold in Europe currently undergo rigorous safety testing in order to satisfy EC regulatory standards. Competitors whose products do not satisfy such standards face substantial design and testing costs to offer a comparable product line that meets the safety standards.

    The Company's towing systems sold in North America are installed primarily on light trucks. Two of the Company's most innovative product designs have been the tubular trailer hitch which is lighter in weight, less obtrusive and stronger than the conventional hitch, and a device which ensures secure attachment of a towing product to the vehicle. These product innovations have enabled the Company to improve the functionality and safety of towing systems while, at the same time, enhancing the overall appearance of vehicles utilizing these towing products.

    The Company offers a complete line of towing accessories, including trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins. To capitalize on the strong growth trend in light trucks, the Company has recently expanded its product line to include other products designed specifically for this market, such as grille guards, brush guards and tire carriers.

    Fixed Rack Systems. The Company designs, manufactures and supplies fixed roof rack systems for individual vehicle models that are generally sold to the automotive OEMs for installation at the factory or dealership. These rack systems typically remain on a model for the life of its design, which generally ranges from four to six years. The Company has been an industry leader in developing designs which not only complement the styling themes of a particular vehicle, but also increase the utility and functionality of the rack system. Most of the fixed rack systems sold by the Company are composed of side rails which run along both sides of the vehicle's roof, feet which mount the side rails to the vehicle's roof, and cross rails which run between the side rails. Cross rails, which are attached to the side rails with stanchions, are typically movable and can be used to carry a load. The Company uses advanced materials such as lightweight, high strength plastics and roll formed aluminum to develop durable rack systems that optimize vehicle performance. Many of these products incorporate innovative features such as push button and pull lever stanchions, which allow easy movement of the cross rails to accommodate various size loads. These rack systems are utilized on a large number of light trucks, including Jeep Grand Cherokee and Cherokee, Chrysler minivans, GM Suburban, Tahoe and Yukon and Mercedes Benz ML320.

    Detachable Rack Systems. The Company designs, manufactures and supplies detachable roof and rear mount rack systems for distribution in both the automotive and sporting accessory aftermarkets. A detachable rack system typically consists of cross rails which are attached to the roof of a vehicle by removable mounting clips. The Company offers a full line of detachable rack systems, including the SportRack(R), SnapRack(TM) and Mondial(R) rack systems. The Company's innovative Mondial(R) product line of detachable rack systems consists of only 14 SKUs that are able to fit substantially all passenger vehicles sold in North America and Europe while some competitors' comparable product lines consist of more than 200 SKUs. In addition, the Mondial(R) line of detachable rack systems is designed to meet and exceed strict international performance standards, and is noted for its flexibility, ease of attachment and minimal SKU requirements.

    Rack System Accessories. The Company designs and manufactures lifestyle accessories for distribution in both the automotive and sporting accessory aftermarkets. These accessories typically attach to the Company's rack systems and are used for carrying items such as bicycles, skis, luggage, surfboards and sailboards.


CUSTOMERS AND MARKETING

    Management believes that the Company's strong and diverse industry relationships are based on its reputation for high service levels, strong technical support, innovative product development, high quality and competitive pricing. On a pro forma basis, sales to OEM and aftermarket customers represented approximately 65% and 35% of the Company's net sales, respectively, in 1997.

    Automotive OEMs. The Company obtains most of its new orders through a presourcing process by which the customer invites one or a few preferred suppliers to manufacture and design a component or system that meets certain price, timing, functional and aesthetic parameters. Upon selection at the development stage, the Company and the customer typically agree to cooperate in developing the product to meet the specified parameters. Upon completion of the development stage and the award of the manufacturing business, the Company receives a purchase order that covers parts to be supplied for a particular car model. Such supply arrangements typically involve annual renewals of the purchase order over the life of the model, which is generally four to six years. In addition, the Company enters into long-term contracts with certain OEM customers which require the Company to make annual price reductions. The Company also competes to supply parts for successor models even though the Company may currently supply parts on the predecessor model. Sales to OEMs and Tier 1 suppliers are made directly by the Company's internal sales staff of 29 individuals and 23 outside sales representatives.

    The Company sells its products to most of the automotive OEMs selling light vehicles in North America and Europe, including Chrysler, General Motors, Toyota, Opel, Volvo, Isuzu, Ford, Mercedes, BMW, Subaru, Fiat, Mitsubishi, Nissan, Volkswagen, SEAT, Skoda and Kia. The Company supplies Chrysler with substantially all of its towing systems and rack systems and accessories. The Company also supplies approximately 50% of the towing system and rack system requirements of General Motors, for which it has been a supplier for over 20 years. The following chart sets forth information regarding vehicle models on which the Company's automotive products are used or for which the Company has been awarded business (including Ellebi, which was acquired on January 2, 1998).



                                                                                             AWARDED BUSINESS ON
           PRODUCT        OEM CUSTOMER                1997 PRODUCTION(A)                     FUTURE PRODUCTION(B)
       --------------   ----------------    -------------------------------------    ----------------------------------
       Towing Systems   Chrysler            Cherokee, Grand Cherokee, Caravan,       Cherokee, Grand Cherokee, Plymouth
                                            Voyager, Town & Country, Ram Pick-up,    Prowler, Ram Van
                                            Dakota, Wrangler, Durango
                        General Motors      Suburban, Yukon, Tahoe, Astro,           Frontera, Corsa, Arena (van)
                                            Safari, CK Pick-up, ML Van, S-10
                                            Blazer, APV Vans, Bravada Jimmy,
                                            Geo Tracker, Blazer, Corsa, Astra
                                            (hatchback), Astra (Sedan), Astra
                                            (Station wagon), Calibra, Vectra
                                            (Hatchback), Vectra (Sedan), Vectra
                                            (Station wagon), Omega (Sedan),
                                            Omega (Station wagon), Campo,
                                            Frontera, Monterey, Zafira
                        Ford                Expedition, Explorer, Ranger,            Escort, Explorer
                                            Aerostar Minivan, Mercury Villager,
                                            Windstar Minivan, Navigator, Fiesta,
                                            Escort (all models), Mondeo, Mondeo
                                            (Wagon), Scorpio (Sedan), Scorpio
                                            (Wagon), Maverick, Transit
                        Renault             Laguna (Station wagon), Laguna,          Twingo, Laguna, Clio
                                            Megane, Twingo, Espace
                        Isuzu               Rodeo, Trooper
                        Toyota              4-Runner, Land Cruiser, RAV4, Lexus,     Corolla, Lexus LS200, Carina,
                                            646T, 477T, 860T, Corolla, Carina,       Carina Wagon, Yaris
                                            Camry, Hi-Lux, Picnic, Previa,
                                            Hi-Ace, Celica
                        Nissan              Pathfinder, Pick-up, Quest, Infiniti     Almera, Primera Wagon, Micra,
                                            vehicle, QW Truck, Micra, Sunny,         Patrol
                                            Almera, Primera, Maxima, King Cab,
                                            Terrano, Patrol
                        Mazda               121, MPV, Xedos-9, Xedos-6, 626, 323     626 Wagon, 323
                        Honda               Passport                                 PF Van, CRV
                        Mitsubishi          Montero                                  Spacestar, Challenger
                        FIAT                Almost all models
                        Alpha Romeo         Almost all models
                        Lancia              Almost all models
                        Subaru              Outback                                  79V
                        Range Rover         Range Rover, Land Rover
                        Volvo               900 series (Sedan), 900 series           900 series, S/V 70 series
                                            (Station wagon), 850 (Sedan), 850
                                            (Station wagon)
                        SAAB                9000 series, 900 series                  900 series, 9000 series, 9000
                                                                                     station wagon, small car 9-3,
                                                                                     small car 9-5, small station
                                                                                     wagon 206 Sport, 306 Break
                        Peugeot             106, 306, 406 (Sedan), 406 (Station
                                            wagon), 406 (Coupe), 605, 806, J5
                                            (Van), Boxer (Van)
                        Suzuki              Wagon R.                                 Grand Vitara
                        Daihatsu            Sirion, More, Charade
                        SEAT                Toledo
                        Skoda               SK240
                        Volkswagen          Gold Combi, Vento
                        Daewoo              LD100
                                                                                     Cherokee, Grand Cherokee, Caravan,
       Rack Systems     Chrysler            Cherokee, Grand Cherokee, Caravan,       Voyager, Town & Country, Neon PT,
                                            Voyager, Town & Country, Durango         BW 72

                        General Motors      Suburban, Yukon, Tahoe, Astro, Safari    Suburban, Yukon, Tahoe, Jimmy,
                                                                                     Blazer, Bravada
                        Honda               Accord
                        Mitsubishi          Montero
                        Mercedes            ML320
                        Subaru              Outback, Impreza, Legacy
                        KIA                 Sportage
                        SEAT                Vario                                    GP99
                        Opel                                                         Astra
                        BMW                                                          E-53 (SUV)

-------------------------
(a) Represents models for which the Company produced products in 1997.

(b) The amount of products produced under these awards is dependent on the number of vehicles manufactured by the OEMs. Many of the models are versions of vehicles not yet in production. See "Risk Factors -- The OEM Supplier Industry." There can be no assurance that any of these vehicles will be produced or that the Company will generate certain revenues under these awards even if the models are produced.

    Automotive Aftermarket. The Company sells its products directly into the automotive aftermarket through a number of channels, including wholesalers, retailers and installers, through its internal sales force and outside sales representatives. The largest of the Company's aftermarket customers include U-Haul, Pep Boys, Balkamp, Advance Auto Parts, Coast Distribution System, Discount Auto Parts, Ace Hardware and Canadian Tire. The Company believes that it has established a reputation as a highly reliable aftermarket supplier able to meet its customers' requirements for on-time deliveries while minimizing the carrying levels of inventory. For example, the Company began supplying towing systems to U-Haul (the largest installer of towing systems in the United States) in 1994 and for the year ended December 31, 1997, supplied approximately 50% of U-Haul's towing system requirements. The Company believes aftermarket customers such as U-Haul represent opportunities to cross-sell existing products such as rack systems and accessories.

MANUFACTURING PROCESS

    The Company's manufacturing operations are directed toward achieving ongoing quality improvements, reducing manufacturing and overhead costs, realizing efficiencies and adding flexibility. The manufacturing operations utilized by the Company include metal cutting, bending, cold forming, roll forming, stamping, welding, plastic injection molding, painting, assembly and packaging. The Company performs most manufacturing operations in-house but outsources certain processes depending on the capabilities and capacities of individual plants and cost considerations. For example, while some of the Company's towing systems manufacturing facilities have painting capabilities, the Company has chosen to outsource the painting of its rack systems.

    The Company develops new tooling used in the manufacture of its products. Once a customer accepts such tooling, the tooling becomes the property of the customer and the Company is reimbursed by the customer for the cost of the tooling, or in certain instances, recovers all or a portion of such costs through incremental increases in unit selling prices.

    In some cases, the Company has also developed special machinery to meet its particular needs. For example, the hardware that accompanies certain towing systems is selected automatically by special equipment and is then weighed and transferred into the final package without human intervention. The Company has developed specialized, computer operated machinery to enable it to efficiently perform this operation. The Company has organized its production process to minimize the number of manufacturing functions and the frequency of material handling, thereby improving quality and reducing costs. In addition, the Company uses cellular manufacturing which improves scheduling flexibility, productivity and quality while reducing work in process and costs.

    The Company has established quality procedures at each of its facilities and strives to manufacture the highest quality product possible. The Company has achieved ISO-9000 or QS-9000 certification for ten of its seventeen manufacturing and engineering facilities and is in the process of obtaining certification for the rest of its facilities. The Company has received numerous quality and performance awards from its OEM customers, including Chrysler's Gold Pentastar Award, Ford Q-1 Award, Toyota's Distinguished Supplier Award and the Nissan Superior Supplier Performance Award.

PRODUCT DESIGN, DEVELOPMENT AND TESTING

    The Company believes that it is a leader in the design of towing systems and rack systems and accessories. The Company believes it offers products that possess greater quality, reliability and performance than the products sold by many of its competitors. The 84 members of the Company's engineering and design staff possess strong technical skills. The Company currently holds more than 150 U.S. and foreign patents, and has numerous patent applications pending. The expiration of such patents are not expected to have a material adverse effect on the Company's operations.

    On a pro forma basis, the Company spent $6.9 million on research and development in 1997. The Company works closely with OEMs to constantly improve design and manufacturing technology and product functionality. When an OEM is in the process of developing a new model, it typically approaches an established or incumbent supplier with a request to supply the required towing system or rack system. The Company is typically contacted two to four years prior to the start of production of the new model. The Company's product development engineers then work closely with the OEM to develop a product that satisfies the OEM's aesthetic and functional requirements. This relationship also provides the Company with a competitive advantage in the aftermarket because the Company already possesses the knowledge to create a system compatible with new model vehicles prior to release.

    The Company has extensive testing capabilities which enable it to test and certify its products. The Company subjects its products to tests which it believes are more demanding than conditions which would occur during normal use. The Company has specialized equipment which it has purchased or developed for use in its testing laboratories.

    Since May 1994, six European countries enacted the new EC regulatory standards which require that towing systems undergo significant safety testing prior to gaining approval for sale. This safety testing requires that a towing system be extensively tested for fatigue and includes subjecting a towing system to upwards of two million high load pulses. The Company does its testing in its own laboratory under the control of an independent institute that is authorized by the EC to approve the towing systems for sale. The quality assurance system is regularly audited by an independent institute and by the automotive OEMs themselves. The Company has continually been awarded the highest distinction of achievement by the independent institute.

RAW MATERIALS

    The principal raw material used in the Company's products is steel, which is purchased in sheets, rolls, bars or tubes and represents approximately 50% of the Company's raw material costs. The Company also purchases significant amounts of aluminum and plastics. The Company has various suppliers globally and has not had difficulties in procuring raw materials nor does it expect to have any problems in the future. The Company is committed to supplier development and long-term supplier relationships. However, most of the Company's raw material demands are for commodities and, as such, can be purchased on the open market on an as needed basis. The Company selects among available suppliers by comparing cost, consistent quality and timely delivery as well as compliance with QS-9000 and ISO-9000 standards.

    The Company customarily obtains its supplies through individual purchase orders. In some instances, the Company will enter into short-term contracts with its suppliers which generally run one year or less. However, in the Company's sole outsourcing relationship, it has signed a long-term supply agreement which terminates in 2004 with one of its painting suppliers, Crown Group, Inc. ("Crown"), under which Crown opened a state-of-the-art paint line in a facility adjacent to the Company's Port Huron facility.


COMPETITION

    The Company's industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than the Company and have substantially greater resources than the Company. The Company competes primarily on the basis of product quality, cost, timely delivery, customer service, engineering and design capabilities and new product innovation in both the OEM market and the automotive aftermarket. The Company believes that as OEMs continue to strive to reduce new model development cost and time, innovation and design and engineering capabilities will become more important as a basis for distinguishing competitors. The Company believes it has an outstanding reputation in both of these areas. In the automotive aftermarket, the Company believes that its wide range of product applications is a competitive advantage. For example, the Company has developed towing systems to fit substantially all the light vehicles produced in North America and Europe. The Company believes its competitive advantage in the aftermarket is enhanced by its close relationship with OEMs, allowing the Company access to automobile design at an earlier time than its competitors.

    In the towing systems market, the Company competes with Draw-Tite Inc. and Reese Products Inc., both of which are subsidiaries of TriMas Corp., Bosal Holding B.V., The Oris Group, Production Stamping Inc. and numerous smaller competitors.

    In the rack systems and accessories market, the Company's competitors include JAC Holding Corp., Thule, which is a wholly-owned subsidiary of Eldon AB (a Swedish company), Yakima Products Inc., Barrecrafters, Graber Products Inc. and several smaller competitors.

EMPLOYEES

    At December 31, 1997, the Company had approximately 1,600 employees of whom approximately 1,100 are hourly employees and approximately 500 are salaried personnel. Approximately 150 of the Company's employees in the United States at the Port Huron, Michigan facility are represented by the Teamsters Union. Collective bargaining agreements with the Teamsters Union affecting these employees expire in April 1999. As is common in many European jurisdictions, substantially all of the Company's employees in

Europe are covered by country-wide collective bargaining agreements. The Company believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

    The Company's executive offices are located in approximately 14,550 square feet of leased space in Sterling Heights, Michigan. The Company has 19 engineering, manufacturing and distribution facilities with a total of approximately 1,973,350 square feet of space. The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs.

    The Company's facilities are as follows:

                                                                        SQUARE   OWNED/         LEASE
                   LOCATION                      FUNCTION                FEET    LEASED      EXPIRATION**
          --------------------------  ------------------------------   -------  --------    --------------
          North America
          Shelby Township, Michigan*  Manufacturing                     42,800  Owned                   --
          Port Huron, Michigan*       Manufacturing                    200,000  Owned                   --
          Sterling Heights,
          Michigan*                   Administration and engineering    14,550  Leased                2003
          Mt. Clemens, Michigan       Warehousing                       25,000  Leased                1998
                                      Administration, manufacturing
          Lodi, California            and                              150,000  Owned                   --
                                      engineering
          Auburn Hills, Michigan      Warehousing                       49,000  Leased                2006
                                      Administration and
          Madison Heights, Michigan*  manufacturing                     90,000  Leased                2002
          Madison Heights, Michigan*  Engineering                       18,000  Leased                2002
                                      Administration, manufacturing
          Granby, Quebec              and                               62,000  Leased                2001
                                      warehousing
          Bromptonville, Quebec       Manufacturing                      2,000  Leased                1999

          Europe
          Sandhausen, Germany         Administration and engineering     5,000  Leased      Month to Month
          Staphorst, The
          Netherlands*                Administration, manufacturing,   405,000  Owned                   --
                                      warehousing and engineering
          Hoogeveen, The
          Netherlands*                Manufacturing and warehousing    185,000  Owned                   --
          Fensmark, Denmark*          Manufacturing and warehousing     95,000  Owned                   --
          Nuneaton, United Kingdom*   Manufacturing and warehousing     75,000  Owned                   --
          Vanersborg, Sweden*         Manufacturing, warehousing and   160,000  Leased                2004
                                      engineering
          Reims, France               Manufacturing and warehousing    115,000  Owned                   --
          Reggio Emilia, Italy        Administration, manufacturing,   170,000  Leased                2003
                                      warehousing and engineering
          Reggio Emilia, Italy        Manufacturing and warehousing    110,000  Leased                2003

-------------------------

 * QS 9000 and/or ISO 9000 certification.

** Gives effect to all renewal options.


ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its financial condition or results of operations. The Company maintains insurance coverage against claims in an amount which it believes to be adequate.


ITEM 4.  SUBMISSION OF MATTERS OF A VOTE TO SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MEMBERS' MATTERS

    There is no established public trading market for the Company's Class A Units. At March 31, 1998, there were 21 holders of record of Class A Units. Except as set forth below with respect to quarterly tax distributions to Members, the Company has never declared or paid dividends (or made any other distributions) on the Class A Units and does not anticipate doing so in the foreseeable future. Under certain loan agreements, the Company is prohibited from declaring or paying any cash dividend or making distributions thereon, except for quarterly distributions to Members to the extent of any tax liability with respect to the Class A Units and except for repurchases of Class A Units from employees upon a termination of their employment with the Company pursuant to an Employment Agreement and the Operating Agreement.

    Since September 1995, the Company has issued unregistered securities to investors and to certain other individuals in connection with acquisitions. Each such issuance was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) of the Securities Act on the basis that such transactions did not involve a public offering.

         1) On September 28, 1995, pursuant to their respective subscription agreements, the Company issued an aggregate of 13,860 of its Class A Units for an aggregate purchase price of $13.9 million, to Chase Venture Capital Associates (an affiliate of CCP), F. Allan Smith, Barry Banducci, Richard Borghi, Marshall Gladchun and MascoTech.

         2) On September 30, 1996 pursuant to their respective subscription agreements, the Company issued an aggregate of 279 of its Class A Units for an aggregate purchase price of $279,000, to Chase Venture Capital Associates (an affiliate of
                  CCP), Marshall Gladchun, the Laverne A. Farris Trust, and certain employees of SportRack LLC.

         3) On October 30, 1996 pursuant to an Agreement for the Sale and Purchase of Shares in Brink BV dated October 30, 1996, the Company issued an aggregate of 1,230 of its Class A Units for an aggregate purchase price of $4.3 million, to the former shareholders of Brink B.V.

         4) On August 5, 1997 pursuant to an Asset Purchase Agreement among Valley Industries, LLC, Valley Industries, Inc., certain affiliates of Valley Industries, Inc., Robert L. Fisher and Roger T. Morgan dated August 5, 1997, the Company issued an aggregate of 802 of its Class A Units for an aggregate purchase price of $4.5 million, to Robert L. Fischer and Roger
                  T. Morgan.

         5) On October 31, 1997 pursuant to an Asset Purchase Agreement among Bell Sports Corp., Bell Sports Canada, Inc. and Advanced Accessory Systems Canada Inc./Les Systems d' Accessorie Advanced Canada Inc. dated as of July 2, 1997, the Company issued an aggregate of 100 of its Class A Units for an aggregate purchase price of $500,000 to Jean M. Maynard.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

    The information below presents historical financial data of the MascoTech Division ("Predecessor") for the years ended December 31, 1993 and 1994 and the period from January 1, 1995 through September 27, 1995 (the period prior to the acquisition of the net assets of MascoTech Division by the Company). The data as of and for the years ended December 31, 1993 and 1994 have been derived from the unaudited financial statements of the MascoTech Division and the data for the period from January 1, 1995 through September 27, 1995 have been derived from the audited financial statements included elsewhere in this Form 10-K. The data as of and for the period from September 28, 1995 through December 31, 1995 and for the years ended December 31, 1996 and 1997 represent consolidated financial data of the Company subsequent to the acquisition of the MascoTech Division, and include (i) the operations of Brink (as defined) subsequent to the Brink Acquisition (as defined) on October 30, 1996; (ii) the operations of the SportRack division of Bell (as defined) and Nomadic (as defined) subsequent to the SportRack International Acquisition (as defined) on July 2, 1997 and July 24, 1997, respectively, (iii) the operations of Valley (as defined) subsequent to the Valley Acquisition (as defined) on August 5, 1997, and have been derived from the audited financial statements included elsewhere in this Form 10-K. The following table should be read in conjunction with the financial statements of the Company and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                            PREDECESSOR                                      COMPANY
                                             ------------------------------------------ --------------------------------------------
                                                     YEAR ENDED           PERIOD FROM     PERIOD FROM               YEAR ENDED
                                                    DECEMBER 31,         JANUARY 1 TO   SEPTEMBER 28, TO           DECEMBER 31,
                                             -------------------------   SEPTEMBER 27,    DECEMBER 31,    --------------------------
                                                 1993         1994            1995            1995           1996(1)        1997(2)
                                             ------------ ------------   -------------- ----------------  ------------   ----------
                                                      (DOLLARS IN THOUSANDS)                  (DOLLARS IN THOUSANDS)
        STATEMENT OF OPERATIONS DATA:
        Net sales..........................    $ 59,081     $ 60,882       $ 48,698         $  16,299       $ 81,466       $188,678
        Cost of sales......................      48,369       47,716         38,645            12,458         53,607        135,556
                                               --------     --------       --------         ---------       --------       --------
          Gross profit.....................      10,712       13,166         10,053             3,841         27,859         53,122
        Selling, administrative and product
          development expenses.............       6,585        7,313          6,107             1,472         13,413         31,350
        Amortization of intangible assets..          --           --             --               546          2,475          2,336
                                               --------     --------       --------         ---------       --------       --------
          Operating income.................       4,127        5,853          3,946             1,823         11,971         19,436
        Other (income) expense
          Interest expense(3)..............          --           --             --               975          4,312         12,627
          Foreign currency loss(4).........          --           --             --                --          1,330          6,097
          Other, net.......................         665         (105)            65               (22)           (80)            --
                                               --------     --------       --------         ---------       --------       --------
          Income before minority interest,
            extraordinary charge and income
            taxes..........................       3,462        5,958          3,881               870          6,409            712
        Provision (benefit) for income
          taxes(5).........................       1,247        2,114          1,324                --           (491)        (2,856)
                                               --------     --------       --------         ---------       --------       --------
          Income before minority interest
          and extraordinary charge.........       2,215        3,844          2,557               870          6,900          3,568
        Minority interest..................          --           --             --                 9             69             97
                                               --------     --------       --------         ---------       --------       --------
          Income before extraordinary
            charge.........................       2,215        3,844          2,557               861          6,831          3,471
        Extraordinary charge(6)............          --           --             --                --          1,970          7,416
                                               --------     --------       --------         ---------       --------       --------
          Net income (loss)................    $  2,215     $  3,844       $  2,557         $     861       $  4,861       $ (3,945)
                                               ========     ========       ========         =========       ========       ========
        OTHER DATA:
        Cash flows from operating
          activities.......................    $  8,683     $  1,165       $  3,741         $   1,390       $  9,917       $  6,982
        EBITDA(7)..........................       4,890        6,773          4,735             2,651         16,448         27,916
        Depreciation.......................         763          920            789               282          2,002          6,144
        Capital expenditures...............       2,213        1,392          2,079               491          3,124          7,751
        Ratio of EBITDA to interest expense........................................              2.72x          3.81x          2.21x
        Ratio of earnings to fixed charges(8)......................................              1.89x          2.43x          1.06x
        BALANCE SHEET DATA (AT END OF PERIOD)
        Cash.......................................................................         $   1,637       $  2,514       $ 27,348
        Working capital............................................................             3,960         14,368         64,375
        Total assets...............................................................            59,979        148,359        265,483
        Total debt, including current maturities...................................            34,900         93,142        197,126
        Mandatorily redeemable warrants............................................               200          3,498          3,507
        Members' equity............................................................            14,221         18,463         16,193

----------
(1) In October 1996, the Company acquired Brink. The Brink Acquisition has been accounted for in accordance with the purchase method of accounting. Accordingly, the operating results of Brink are included in the consolidated operating results of the Company subsequent to October 30, 1996.

(2) The Company acquired Bell on July 2, 1997, Nomadic on July 24, 1997, and Valley on August 5, 1997. The SportRack International Acquisition and Valley Acquisition have been accounted for in accordance with the purchase method of accounting. Accordingly, the operating results of SportRack International and Valley are included in the consolidated operating results of the Company subsequent to the respective acquisition dates.

(3) Prior to its acquisition by the Company on September 28, 1995, the Predecessor was a division of MascoTech and, accordingly, had no outstanding indebtedness.

(4) Represents net currency loss on indebtedness, incurred in connection with the Brink Acquisition, which is currently denominated in U.S. dollars.

(5) The Predecessor, as a division of MascoTech, was allocated a portion of the consolidated income tax provision, which approximated the division's federal income tax provision on a stand-alone basis. The Company is a limited liability corporation and, as such, the earnings of the Company and its domestic subsidiaries are included in the taxable income of the Company's unitholders and no federal income tax provision is required. The Company's foreign subsidiaries provide for income taxes on their results of operations.

(6) In connection with the indebtedness extinguished as a result of the Brink Acquisition, a prepayment penalty of $220,000 and unamortized deferred debt issuance costs of $1.8 million were charged to operations during 1996. In connection with indebtedness extinguished as a result of issuing the Notes (as defined below), a prepayment penalty of $1.4 million, $3.1 million of unamortized debt discount, and unamortized deferred debt issuance costs of $3.2 million were charged to operations during 1997. The debt extinguishment charges in 1997 were reduced by $365,000 representing the income tax benefit recognized by Brink.

(7) EBITDA is defined as operating income plus depreciation and amortization. EBITDA is presented because it is generally accepted as providing useful information regarding a company's ability to service and/or incur indebtedness. However, EBITDA should not be considered in isolation from or as an alternative to net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity.

(8) For purposes of determining the ratio of earnings to fixed charges, "earnings" are defined as income (loss) before minority interest, extraordinary charge and income taxes, plus fixed charges. "Fixed charges" consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the component of operating lease rental expense that management believes is representative of the interest component of rent expense.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth below and under "Business," as well as in this Form 10-K generally. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors set forth in this Form 10-K generally.

GENERAL

    Chase Capital Partners ("CCP") and certain members of the Company's management formed the Company in September 1995 to make strategic acquisitions of automotive exterior accessory manufacturers and to integrate those acquisitions into a global enterprise that would be a preferred supplier to the automotive industry. In September 1995, the Company, through its subsidiary, SportRack, LLC ("SportRack") acquired substantially all of the net assets of the MascoTech Division, a North American supplier of rack systems and accessories to the automotive OEM market and aftermarket. The MascoTech Division was a division of MascoTech. For comparative purposes, the financial information for the year ended December 31, 1995 represents the combination of the results of operations of the MascoTech Division for the period from January 1, 1995 to September 27, 1995 together with the results of operations of the Company from September 28, 1995 to December 31, 1995 (the period subsequent to the acquisition of the MascoTech Division by the Company). The financial statements of the MascoTech Division and the Company in the two combined periods are not comparable in certain respects due to differences between the cost bases of certain assets held by the Company versus that of the MascoTech Division, changes in accounting policies at the acquisition date, and certain incremental costs, such as interest expense, that the Company incurred as a stand-alone company subsequent to September 27, 1995.

ACQUISITIONS

    In September 1995, the Company, through its SportRack subsidiary, acquired the MascoTech Division of MascoTech. The MascoTech Division was a North American supplier of rack systems and accessories to the automotive OEM market and aftermarket.

    In October 1996, the Company consummated the Brink Acquisition by acquiring all of the capital stock of Brink B.V., a private company with limited liability incorporated under the laws of The Netherlands and a European supplier of towing systems to the automotive OEM market and aftermarket. In December 1996, ownership of Brink B.V. and its subsidiaries was transferred to Brink, a newly formed subsidiary of the Company.

    In August 1997, the Company formed Valley to effect the Valley Acquisition by acquiring the net assets of Valley Industries, a North American supplier of towing systems to the automotive OEM market and aftermarket.

    Two smaller acquisitions were completed in July 1997 by SportRack International. SportRack International acquired from Bell the net assets of its SportRack division, a Canadian supplier of rack systems and accessories to the automotive aftermarket. CCP (as defined) is a significant equity investor in Bell. SportRack International also acquired the capital stock of Nomadic, a Canadian supplier of rack systems and accessories to the automotive OEM market and aftermarket. The acquisitions of the SportRack division of Bell and Nomadic are collectively referred to in this 10-K as the "SportRack International Acquisition."

    In January 1998, the Company formed Ellebi to effect the Ellebi Acquisition by acquiring the net assets of a division of Ellebi S.p.A. Ellebi is an Italian manufacturer and distributor of towing systems to the European automotive OEM market and aftermarket.

    In February 1998, the Company, through SportRack International, consummated the Transfo-Rakzs Acquisition by acquiring the net assets of Transfo-Rakzs, Inc., a designer, manufacturer and distributor of rear hitch rack carrying systems and related products to Canada and the U.S.

SUMMARY RESULTS OF OPERATIONS

    The following table presents the major components of the statement of operations together with percentages of each component as a percentage of net sales.


                                                     YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------
                                       1995(1)               1996                  1997
                                -------------------  --------------------  --------------------
                                                    (DOLLARS IN THOUSANDS)
Net sales......................  $64,997     100.0%   $ 81,466     100.0%  $ 188,678     100.0%
  Gross profit.................   13,894      21.4%     27,859      34.2%     53,122      28.2%
Selling, administrative and
  product development
  expenses.....................    7,579      11.7%     13,413      16.5%     31,350      16.6%
Amortization of intangible
  assets.......................      546        .8%      2,475       3.0%      2,336       1.2%
  Operating income.............    5,769       8.9%     11,971      14.7%     19,436      10.3%
Interest expense...............      975       1.5%      4,312       5.3%     12,627       6.7%
Foreign currency loss..........       --       --        1,330       1.6%      6,097       3.2%
Income before minority
  interest, extraordinary
  charge and income taxes......    4,751       7.3%      6,409       7.9%        712        .4%


----------
(1) Represents the combination of the historical results of operations for the MascoTech Division for the period January 1, 1995 to September 27, 1995 together with the results of operations of the Company from September 28, 1995 to December 31, 1995 (the period subsequent to the acquisition of the MascoTech Division by the Company).

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

    Net sales. Net sales for 1997 were $188.7 million, representing an increase of $107.2 million, or 131.6% over net sales for 1996. The increase was due primarily to the Valley Acquisition in August 1997 ($37.9 million), the SportRack International Acquisition in July 1997 ($2.5 million), and the full year sales of Brink in 1997 as compared to two months in 1996 ($54.8 million). In addition, sales for SportRack increased $12.0 million because of increased sales of rack systems to OEM's for installation on new light truck models and increased OEM production of certain light truck models which use SportRack's systems. On a pro forma basis, if the net sales of Valley and Sportrack International were included with those of the Company for 1996 and 1997, and Brink sales were included with those of the Company for 1996, net sales for 1997 would have been $246.7 million, as compared to net sales of $233.5 million for 1996, an increase of $13.2 million, or 5.7%.

    Gross profit. Gross profit for 1997 was $53.1 million, representing an increase of $25.3 million, or 90.7%, over the gross profit for 1996. This increase resulted from the increase in net sales offset by a decrease in the gross margin. Gross profit as a percentage of net sales was 28.2% in 1997 compared to 34.2% in 1996. The decrease in gross margin resulted from a lower gross margin on sales contributed by Valley and a lower gross margin on sales of rack systems to the OEM's due to (i) launch costs related to new programs, (ii) lower margins on certain newly launched programs, and (iii) price givebacks on certain OEM programs.

    Selling, administrative and product development expenses. Selling, administrative and product development expenses for 1997 were $31.4 million, representing an increase of $17.9 million, or 133.7% over selling, administrative and product development expenses for 1996, reflecting the increase in net sales. Selling, administrative and product development expenses as a percentage of net sales increased to 16.6% in 1997 from 16.5% in 1996. Certain selling, administrative and product development expenses are relatively fixed and do not increase proportionately with sales. The effect of these fixed expenses has been offset by higher expenses associated with the Company's European expansion and new corporate headquarters. In addition, selling, administrative and product development expenses are higher as a percentage of net sales for Brink, which was acquired in October 1996, and SportRack International, which was acquired in July 1997, than for the Company.

    Operating income. Operating income for 1997 was $19.4 million, an increase of $7.5 million, or 62.4%, over operating income for 1996. The increase was due primarily to inclusion of Brink operating results for the full year in 1997 as compared to two months in 1996 together with the increases from the SportRack International and Valley Acquisitions in July and August of 1997, respectively. Operating income as a percentage of net sales decreased to 10.3% in 1997 from 14.7% in 1996 reflecting a decrease in gross margins offset by reduced amortization of intangible assets as a result of changing the goodwill amortization period from 15 years to 30 years in 1997.

    Interest expense. Interest expense for 1997 was $12.6 million, an increase of $8.3 million, or 192.8%, over interest expense for 1996. The increase was primarily due to additional borrowings to finance (i) the Brink Acquisition in October 1996, (ii) the Sportrack International Acquisition in July 1997, (iii) the Valley Acquisition in August 1997, and (iv) the effect of the issuance of the Notes (as defined below), of which a portion of the proceeds were used to repay debt from the Valley Acquisition and the Brink Acquisition.

    Foreign currency loss. Foreign currency loss in 1997 was $6.1 million. The Company acquired Brink in October 1996 and the related Brink Acquisition indebtedness is denominated in U.S. dollars. During 1997, the U.S. dollar strengthened significantly in relation to the Dutch Guilder, the functional currency of Brink. At December 31, 1996, the exchange rate of the Dutch Guilder to the U.S. dollar was 1.75:1, whereas at December 31, 1997 the exchange rate was 2.02:1, or a 15.4% decline in the relative value of the Dutch Guilder.

1996 COMPARED TO 1995

    Net sales. Net sales for 1996 were $81.5 million, representing an increase of $16.5 million, or 25.3% over net sales for 1995. The increase was due to the Brink Acquisition in October 1996 ($7.6 million) and increased sales of rack systems to OEM's for installation on new light truck models and increased OEM production of certain light truck models which use the Company's rack systems.

    Gross profit. Gross profit for 1996 was $27.9 million, representing an increase of $14.0 million, or 100.5% over gross profit for 1995. This increase resulted from the increase in net sales and an increase in the gross margin. Gross profit as a percentage of net sales was 34.2% in 1996 compared to 21.4% in 1995. The increase was primarily a result of (i) increased sales of higher margin rack systems for installation on new light truck models, (ii) expanded margins on certain rack systems resulting from engineering changes and manufacturing improvements, and (iii) the effect of higher net sales on fixed overhead costs.

    Selling, administrative and product development costs. Selling, administrative and product development expenses for 1996 were $13.4 million, representing an increase of $5.8 million, or 77.0%, over selling, administrative and product development costs for 1995. Selling, administrative and product development costs as a percentage of net sales increased to 16.5% in 1996 compared to 11.7% in 1995. These increases resulted primarily from the Brink Acquisition in October 1996 and increased costs associated with the MascoTech Division becoming a stand-alone company in September 1995.

    Operating income. Operating income for 1996 was $12.0 million, an increase of $6.2 million, or 107.5%, over operating income for 1995. Operating income as a percentage of net sales increased to 14.7% in 1996 from 8.9% in 1995 primarily as a result of higher gross margins partially offset, as a percentage of net sales, by increased selling, administrative and product development costs and increased amortization of intangible assets.

    Interest expense. Interest expense for 1996 was $4.3 million, an increase of $3.3 million, or 342.3%, over interest expense for 1995 representing, in 1996, a full year of interest cost associated with the acquisition of the MascoTech Division in September 1995. The MascoTech Division, as a matter of policy, was not charged interest on intercompany balances by MascoTech during 1995.

    Foreign currency loss. Foreign currency loss in 1996 was $1.3 million. The Company acquired Brink in October 1996 and the related Brink Acquisition debt ($65.0 million) was denominated in U.S. dollars whereas the functional currency of Brink is the Dutch Guilder. During 1996, the U.S. dollar strengthened in relation to the Dutch Guilder, the functional currency of Brink. On October 31, 1996 (the Brink Acquisition date) the exchange rate of the Dutch Guilder to the U.S. dollar was 1.70:1, whereas, at December 31, 1996 the exchange rate was 1.75:1 or a 2.9% decline in the relative value of the Dutch Guilder.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal liquidity requirements are to service its debt under its existing credit facilities and working capital needs and capital expenditures. The Company's indebtedness at December 31, 1997 was $197.1 million.

    Borrowings under the Company's existing credit facilities bear interest at floating rates which require interest payments on varying dates depending on the interest rate option selected by the Company. Under the terms of the Company's existing credit facilities, the Company will be required to make principal payments totaling approximately $3.7 million in 1998, $4.7 million in 1999, $11.2 million in 2000, and $11.9 million in 2001. The Company is also required to purchase and maintain interest rate protection with respect to a portion of the term loans for three years.

    On October 1, 1997 the Company used a portion of the net proceeds from its offering of $125,000,000 9 3/4% Senior Subordinated Notes due 2007 (the "Notes") to repay: (i) approximately $91.9 million outstanding under its Second Amended and Restated Credit Agreement ("Credit Agreement Debt"), (ii) approximately $21.4 million of senior subordinated indebtedness incurred in connection with the Brink Acquisition ("Brink Senior Subordinated Debt") and to refinance then existing debt and (iii) approximately $6.4 million of subordinated indebtedness incurred in connection with the Brink Acquisition ("Brink Junior Subordinated Debt"). The repaid Credit Agreement Debt consisted of approximately $83.1 million outstanding under the Term Loan Facilities (as defined therein) and approximately $7.5 million outstanding under the Revolving Credit Facility (as defined therein) incurred in connection with the Brink Acquisition and the Valley Acquisition. The repaid Credit Agreement Debt bore interest at rates ranging from 8.4% to 8.9% per annum and maturing from 1997 to 2004. The repaid Brink Senior Subordinated Debt was paid to an affiliate of CCP and to another institutional investor, bore interest at a rate of 12.5% per annum, matured in October 1995 and included a prepayment penalty of $1.4 million. The Brink Junior Subordinated Debt was paid to Brink Holding B.V., a Dutch entity owned in part by Gerard J. Brink, a member of the Company's Board of Managers, bore interest at a rate of 7.0% per annum and matured in 2006. See "Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements."

    The Company's capital expenditures were $0.5 million, $3.1 million, and $7.8 million for the years ended December 31, 1995, 1996, and 1997, respectively. On a pro forma basis for 1997, capital expenditures were $10.3 million. Capital expenditures for 1998 are limited to $10.0 million under the Terms of the Amended and Restated Credit Agreement. The Company estimates that capital expenditures for 1998 will be primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's 1998 capital expenditures are anticipated to include approximately $4.0 million for replacing and upgrading existing equipment. The Company's ability to make capital expenditures is subject to restrictions in its existing credit facilities.

    The Company's European and Canadian subsidiaries have income tax net operating loss carryforwards ("NOLs") of approximately $8.0 million and $1.1 million, respectively, at December 31, 1997. The European NOLs have no expiration date and the Canadian NOLs expire primarily in 2004.

    The Company expects that its primary sources of cash will be from operating activities and borrowings under its existing credit facilities. As of December 31, 1997, the Company had an aggregate of $4.7 million borrowed under its existing credit facilities and has $20.3 million available borrowing capacity. As part of the Company's existing credit facilities, Chase and NBD Bank committed to provide a $22.0 million acquisition facility to finance acquisitions. On December 31, 1997, the Company borrowed $21.0 million under the revolving credit facility and used such proceeds to acquire the net operating assets of the towbar segment of Ellebi S.p.A. on January 2, 1998. Future acquisitions, if any, may require additional third party financing and there can be no assurances that such funds would be available on terms satisfactory to the Company, if at all.

    The Company's ability to pay principal and interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Company's existing credit facilities or a successor facility. The Company anticipates that, based on current and expected levels of operations, its operating cash flow, together with borrowings under its existing credit facilities, should be sufficient to meet its debt service, working capital and capital expenditure requirements for the foreseeable future, although no assurances can be given in this regard, including as to the ability to increase revenues or profit margins. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness (which could include the Notes), or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all, including, whether, and on what terms, the Company could raise equity capital. See "Forward Looking Statements" for more information that may effect the Company's results of operations.


INTERNATIONAL OPERATIONS

    The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, and, with the Ellebi Acquisition in January 1998, Italy. On a pro forma basis, net sales from international operations during 1997 were approximately $92.7 million, or 34.5% of the Company's net sales. At December 31, 1997, on a pro forma basis, assets associated with these operations were approximately 44.8% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. dollar of approximately $16.7 million.

    The Company's international operations may be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Most of the revenues and costs and expenses of the Company's operations in these countries are denominated in the local currencies. The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency.

    The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The balance of these contracts as of December 31, 1997 was not material, and the Company does not use derivative financial instruments for trading or speculative purposes.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Company is exposed to certain market risks which exist as a part of its ongoing business operations. Primary exposures include fluctuations in the value of foreign currency investments in subsidiaries, volatility in the translation of foreign currency earnings to U.S. Dollars and movements in Federal Funds rates and the London Interbank Offered Rate (LIBOR). The Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Reports of Independent Accountants........................................  17

           Consolidated Balance Sheets -- December 31, 1996 and 1997.................  19

           Consolidated Statements of Operations -- Period from January 1, 1995 through September 27, 1995 for the Predecessor and Period from
               September 28, 1995 through December 31, 1995, and Years Ended
               December 31, 1996 and 1997 for the Company............................  20

           Consolidated Statements of Cash Flows -- Period from January 1, 1995 through September 27, 1995 for the Predecessor and Period from
               September 28, 1995 through December 31, 1995, and Years Ended
               December 31, 1996 and 1997 for the Company............................  21

           Consolidated Statements of Changes in Divisional and Members' Equity
               -- Period from January 1, 1995 through September 27, 1995 for the
               Predecessor and Period from September 28, 1995 through
               December  31, 1995, and Years Ended December 31, 1996
               and 1997 for the Company..............................................  22

           Notes to Consolidated Financial Statements................................  23

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Managers
and Members of
Advanced Accessory Systems, LLC

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in members' equity present fairly, in all material respects, the financial position of Advanced Accessory Systems, LLC (formerly AAS Holdings, LLC) and its subsidiaries (the "Company") at December 31, 1996 and 1997 and the results of their operations and their cash flows for the period from September 28, 1995 through December 31, 1995 and for the years ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Bloomfield Hills, Michigan
March 15, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Managers
and Members of
Advanced Accessory Systems, LLC

    In our opinion, the accompanying statements of income, of cash flows and of changes in divisional equity of MascoTech Accessories (the "Predecessor"), a division of MascoTech, Inc. present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 1995 through September 27, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Predecessor's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

    The Predecessor was a division of MascoTech, Inc. and, as disclosed in Note 5 to the financial statements, had extensive transactions and relationships with affiliated entities. Because of these relationships, the terms of these transactions may differ from those that would result from transactions among wholly unrelated parties.

    As discussed in Note 1, on September 28, 1995, certain of the net assets of the Predecessor were purchased by Advanced Accessory Systems, LLC (formerly AAS Holdings, LLC). The accompanying financial statements for the period from January 1, 1995 through September 27, 1995 do not give effect to the purchase transaction.

Price Waterhouse LLP

Bloomfield Hills, Michigan
August 25, 1997

                         ADVANCED ACCESSORY SYSTEMS, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996         1997
                                                                   ------       ------
                                                                   (DOLLAR AMOUNTS IN
                                                                        THOUSANDS
                                                                   EXCEPT UNIT-RELATED
                                                                         DATA)
                               ASSETS
   Current assets
     Cash.....................................................    $  2,514     $ 27,348
     Accounts receivable, less reserves of $605 and $1,699,
        respectively..........................................      18,807       43,523
     Inventories..............................................      20,652       34,408
     Other current assets.....................................       4,083        6,469
                                                                  --------     --------
          Total current assets................................      46,056      111,748
   Property and equipment, net................................      41,828       55,928
   Goodwill, net..............................................      56,799       85,889
   Intangible assets, net.....................................       2,635        7,595
   Deferred income taxes......................................         856        3,626
   Other noncurrent assets....................................         185          697
                                                                  --------     --------
                                                                  $148,359     $265,483
                                                                  ========     ========

                  LIABILITIES AND MEMBERS' EQUITY
   Current liabilities
     Current maturities of long-term debt.....................    $  5,500     $  3,746
     Accounts payable.........................................      13,668       23,479
     Accrued liabilities......................................      11,228       18,815
     Deferred income taxes....................................       1,292        1,333
                                                                  --------     --------
          Total current liabilities...........................      31,688       47,373
                                                                  --------     --------
   Noncurrent liabilities
     Deferred income taxes....................................       4,613        3,545
     Other noncurrent liabilities.............................       2,271        1,234
     Long-term debt, less current maturities..................      87,642      193,380
                                                                  --------     --------
          Total noncurrent liabilities........................      94,526      198,159
                                                                  --------     --------
   Commitments and contingencies (Note 10)
   Mandatorily redeemable warrants............................       3,498        3,507
                                                                  --------     --------
   Minority interest..........................................         184          251
                                                                  --------     --------
   Members' equity
     Class A Units 25,000 authorized, 15,369 and 16,271
   issued at December 31, 1996 and 1997, respectively.........      17,922       22,912
     Class B Units, 2,000 units authorized, no Units issued
   at December 31, 1996 and 1997..............................          --           --
     Currency translation adjustment..........................         (89)        (490)
     Retained earnings (deficit)..............................         630       (6,229)
                                                                  --------     --------
                                                                    18,463       16,193
                                                                  --------     --------
                                                                  $148,359     $265,483
                                                                  ========     ========


          See accompanying notes to consolidated financial statements.

                        ADVANCED ACCESSORY SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             PREDECESSOR                          COMPANY
                                         ------------------- ----------------------------------------------
                                             PERIOD FROM         PERIOD FROM              YEAR ENDED
                                           JANUARY 1, 1995   SEPTEMBER 28, 1995          DECEMBER 31,
                                               THROUGH             THROUGH       --------------------------
                                         SEPTEMBER 27, 1995   DECEMBER 31, 1995       1996           1997
                                         ------------------- ------------------  -------------  -----------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales...........................       $ 48,698            $ 16,299          $81,466       $ 188,678
   Cost of sales.......................         38,645              12,458           53,607         135,556
                                              --------            --------          -------       ---------
     Gross profit......................         10,053               3,841           27,859          53,122
   Selling, administrative and product
     development expenses..............          6,107               1,472           13,413          31,350
   Amortization of intangible assets...             --                 546            2,475           2,336
                                              --------            --------          -------       ---------
     Operating income..................          3,946               1,823           11,971          19,436
                                              --------            --------          -------       ---------
   Other (income) expense
     Interest expense..................             --                 975            4,312          12,627
     Foreign currency loss.............             --                  --            1,330           6,097
     Other (income) expense............             65                 (22)             (80)             --
                                              --------            --------          -------       ---------
   Income before minority interest,
     extraordinary charge and income
     taxes.............................          3,881                 870            6,409             712
   Provision (benefit) for
     income taxes .....................          1,324                  --             (491)         (2,856)
                                              --------            --------          -------       ---------
   Income before minority interest and
     extraordinary charge..............          2,557                 870            6,900           3,568
   Minority interest...................             --                   9               69              97
   Extraordinary charge resulting from
     debt extinguishment...............             --                  --            1,970           7,416
                                              --------            --------          -------       ---------
   Net income (loss)...................       $  2,557            $    861          $ 4,861       $  (3,945)
                                              ========            ========          =======       =========

          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            PREDECESSOR                   COMPANY
                                           -------------  ----------------------------------------
                                                           PERIOD FROM
                                            PERIOD FROM     SEPTEMBER
                                            JANUARY 1,         28,             YEAR ENDED
                                           1995 THROUGH   1995 THROUGH         DECEMBER 31,
                                           SEPTEMBER 27,  DECEMBER 31,   ------------------------
                                               1995           1995          1996          1997
                                           -------------  ------------   ------------------------
                                                               (DOLLAR AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).......................     $ 2,557       $     861     $  4,861     $   (3,945)
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities
  Depreciation and amortization.........         789             890        4,689          9,360
  Deferred taxes........................          --              --         (363)        (3,146)
  Foreign currency loss.................          --              --        1,118          5,500
  Loss on disposal of assets............          --              --           10             --
  Extraordinary charge resulting from
   debt extinguishment..................          --              --        1,970          7,416
  Changes in assets and liabilities
     Accounts receivable................         947             488         (118)        (8,661)
     Inventories........................         133             412       (3,736)           582
     Other current assets...............        (569)           (193)      (1,742)           378
     Other noncurrent assets............         (13)             --          (67)          (482)
     Accounts payable...................         467          (1,679)       1,995         (2,719)
     Accrued liabilities................        (653)            484        3,144          2,819
     Other noncurrent liabilities.......          83             118       (1,913)          (217)
     Minority interest in consolidated
       subsidiaries.....................          --               9           69             97
                                             -------       ---------     --------     ----------
       NET CASH PROVIDED BY OPERATING
          ACTIVITIES....................       3,741           1,390        9,917          6,982
                                             -------       ---------     --------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of machinery and equipment..      (2,079)           (491)      (3,124)        (7,751)
Amount due from sellers of Valley
Industries,Inc..........................          --              --           --         (1,150)
Acquisition of subsidiaries, net of cash
  acquired..............................          --         (46,047)     (54,339)       (70,832)
                                             -------       ---------     --------     ----------
       NET CASH USED FOR INVESTING
          ACTIVITIES....................      (2,079)        (46,538)     (57,463)       (79,733)
                                             -------       ---------     --------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt..........          --          30,800       88,842        215,050
Proceeds from issuance of warrants......          --             200        3,498             --
Increase in revolving loan..............          --           4,100        4,300            504
Extinguishment of warrants..............          --              --       (1,600)            --
Repayment of debt.......................          --              --      (44,628)      (113,248)
Divisional activity.....................      (1,666)             --           --             --
Debt issuance costs.....................          --          (1,815)      (2,643)        (7,280)
Issuance of membership units............          --          13,500        4,562          4,999
Distributions to members................          --              --       (3,726)        (2,945)
                                             -------       ---------     --------     ----------
       NET CASH PROVIDED BY (USED FOR)
          FINANCING ACTIVITIES..........      (1,666)         46,785       48,605         97,080
                                             -------       ---------     --------     ----------
Effect of exchange rate changes.........          --              --         (182)           505
Net increase (decrease) in cash.........          (4)          1,637          877         24,834
Cash at beginning of period.............           7              --        1,637          2,514
                                             -------       ---------     --------     ----------
Cash at end of period...................     $     3       $   1,637     $  2,514     $   27,348
                                             =======       =========     ========     ==========
Cash paid for interest..................     $    --       $     746     $  4,215     $    8,302
                                             =======       =========     ========     ==========
Cash paid for income taxes..............     $    --       $      --     $     --     $      581
                                             =======       =========     ========     ==========

          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

      CONSOLIDATED STATEMENTS OF CHANGES IN DIVISIONAL AND MEMBERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                           PREDECESSOR
                                                                           -----------
                                                                           DIVISIONAL
                                                                             EQUITY
                                                                           -----------
Balance at January 1, 1995 ..............................................   $ 14,903
Net income for the period from January 1, 1995 through
  September 27, 1995.....................................................      2,557
Divisional activity .....................................................     (1,666)
                                                                            --------
Balance at September 27, 1995 ...........................................   $ 15,794
                                                                            ========

--------------------------------------------------------------------------------

                                                                             COMPANY
                                                       ------------------------------------------------------
                                                                      CURRENCY        RETAINED       TOTAL
                                                        MEMBERS'    TRANSLATION      EARNINGS       MEMBERS'
                                                        CAPITAL      ADJUSTMENT      (DEFICIT)      EQUITY
                                                        -------      ----------      ---------      ------
Sale of membership interest on September 28,
  1995 ..........................................      $ 13,860       $     --       $     --       $ 13,860
Notes receivable for unit purchase ..............          (500)            --             --           (500)
                                                       --------       --------       --------       --------
                                                         13,360             --             --         13,360
Net income for the period from September 28, 1995
  through December 31, 1995 .....................            --             --            861            861
                                                       --------       --------       --------       --------
Balance at December 31, 1995 ....................        13,360             --            861         14,221
Issuance of additional units ....................         4,562             --             --          4,562
Accretion of membership warrants ................            --             --         (1,400)        (1,400)
Distributions to members, net of minority
 interest .......................................            --             --         (3,692)        (3,692)
Currency translation adjustment .................            --            (89)            --            (89)
Net income for 1996 .............................            --             --          4,861          4,861
                                                       --------       --------       --------       --------
Balance at December 31, 1996 ....................        17,922            (89)           630         18,463
Issuance of additional units ....................         4,999             --             --          4,999
Accretion of membership warrants ................            (9)            --             --             (9)
Distributions to members, net of minority
 interest .......................................            --             --         (2,914)        (2,914)
Currency translation adjustment .................            --           (401)            --           (401)
Net (loss) for 1997 .............................            --             --         (3,945)        (3,945)
                                                       --------       --------       --------       --------
Balance at December 31, 1997 ....................      $ 22,912       $   (490)      $ (6,229)      $ 16,193
                                                       ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

    Advanced Accessory Systems, LLC (formerly AAS Holdings, LLC) (the "Company") is engaged in the design, manufacture and supply of towing and rack systems and accessories for the automotive original equipment manufacturer ("OEM") market and the automotive aftermarket. The Company's business commenced on September 28, 1995, with the acquisition of certain of the net assets of MascoTech Accessories (the "Predecessor"), a division of MascoTech, Inc., through the Company's majority-owned subsidiary, SportRack, LLC. As described in Note 2, in October 1996 the Company acquired Brink B.V. and in July and August of 1997 acquired the SportRack division of Bell Sports Corporation, Nomadic Sports, Inc. and Valley Industries, Inc.

    The Company has two significant customers in the automotive OEM industry. Sales to these customers represented 62% and 22%, for the period from January 1, 1995 through September 27, 1995 for the Predecessor; 72% and 22% for the period from September 28, 1995 through December 31, 1995, 60% and 21% for the year ended December 31, 1996 and 29% and 13% for the year ended December 31, 1997 for the Company. Accounts receivable from these customers represented 57% and 24% of the Company's trade accounts receivable at December 31, 1996, and 33% and 8% at December 31, 1997, respectively.

    Although the Company is directly affected by the economic well being of the industries and customers referred to above, management does not believe significant credit risk exists at December 31, 1997. Consistent with industry practice, the Company does not require collateral to reduce such credit risk.

BASIS OF PRESENTATION

    The financial statements for the period from January 1, 1995 through September 27, 1995 are those of the Predecessor.

    The consolidated financial statements as of December 31, 1996 and 1997, for the period from September 28, 1995 through December 31, 1995 and for the years ended December 31, 1996 and 1997 are those of the Company and its subsidiaries. The financial statements of the Company and the Predecessor are not comparable in certain respects due to differences between the cost bases of certain assets held by the Company versus that of the Predecessor, resulting in increased depreciation and amortization charges subsequent to September 27, 1995, changes in accounting policies and the recording of certain liabilities at the date of acquisition in connection with the purchase of the Predecessor by the Company, as well as the Company's acquisitions as discussed further in Note 2.

PRINCIPLES OF CONSOLIDATION

    The Company includes the accounts of the following:

SportRack, LLC................  99% owned by Advanced Accessory Systems, LLC and
                                1% owned by Chase Capital Partners
SportRack Automotive GmbH.....  A German corporation, 100% owned by SportRack,
                                LLC
SportRack International, Inc..  A Canadian corporation, 100% owned by SportRack,
                                LLC
AAS Holdings, Inc.............  100% owned by Advanced Accessory Systems, LLC
  Brink International B.V.....  A Dutch corporation, 100% owned by AAS Holdings,
                                Inc.
Valley Industries, LLC........  99% owned by Advanced Accessory Systems, LLC and
                                1% owned by SportRack, LLC
Valtek, LLC...................  99% owned by Advanced Accessory Systems, LLC and
                                1% owned by SportRack, LLC
AAS Capital Corporation.......  100% owned by Advanced Accessory Systems, LLC

All intercompany transactions have been eliminated in consolidation.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

REVENUE RECOGNITION

    Revenue and related cost of goods sold are recognized upon shipment of the product to the customer. Sales allowances, discounts, rebates and other adjustments are recorded or accrued in the period of the sale.

SIGNIFICANT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal period. Actual results could differ from those estimates.

CHANGE IN ESTIMATE

    On a periodic basis, the Company reviews the estimated useful lives of its long-lived assets. In connection with the Company's most recent review, the Company determined that the remaining period of benefit relating to its goodwill from the SportRack, LLC and Brink acquisitions was 29 years. Based upon the Company's assessment of the period of benefit as well as the amortization periods utilized by other companies operating within the automotive industry, the Company began amortizing the unamortized value of its goodwill at January 1, 1997 over a remaining 29 year period. The changes in the amortization period resulted in a decrease in amortization expense of approximately $2,080 for the year ended December 31, 1997.

FINANCIAL INSTRUMENTS

    Financial instruments at December 31, 1996 and 1997, including cash, accounts receivable and accounts payable, are recorded at cost, which approximates fair value due to the short-term maturities of these assets and liabilities. The carrying value of the obligations under the bank agreements are considered to approximate fair value as the agreements provide for interest rate revisions based on changes in prevailing market rates or were entered into at rates that approximate market rates at December 31, 1996 and 1997.

    The Company is exposed to certain market risks which exist as a part of its ongoing business operations. Primary exposures include fluctuations in the value of foreign currency investments in subsidiaries, volatility in the translation of foreign currency earnings to U.S. Dollars and movements in Federal Funds rates and the London Interbank Offered Rate (LIBOR). The Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions.

CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all highly-liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

CURRENCY TRANSLATION

    The functional currency for the Company's foreign subsidiaries is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; translation adjustments are reported as a separate component of members' equity. Revenues, expenses and cash flows for foreign subsidiaries are translated at average exchange rates during the period; foreign currency transaction gains and losses are included in current earnings. The accompanying consolidated statement of operations for the years ended December 31, 1996 and 1997 includes net currency losses of $1,330 and $6,097 relating primarily to debt at Brink International B.V., which is denominated in U.S. dollars.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

INVENTORIES

    Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventories are periodically reviewed and reserves established for excess and obsolete items.

CUSTOMER TOOLING

The Company incurs costs to develop new tooling used in the manufacture of products sold to OEM's. In certain instances, the tooling becomes the property of the OEM and the Company is reimbursed by the OEM for the cost of the tooling, or in certain instances, recovers all or a portion of such costs through incremental increases in unit selling prices. Management makes periodic estimates of the total costs to be incurred for customer tooling projects and makes provisions for tooling costs which will not be recovered, if any, when such amounts are known. Customer tooling in-process is included in other current assets in the accompanying consolidated balance sheets.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at acquisition cost, which reflects the fair market value of assets acquired at the acquisition date for all subsidiaries. Property and equipment purchased other than through the acquisitions described in Note 2 is stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:


                                                                YEARS
                                                     ------------------------
                                                     PREDECESSOR      COMPANY
                                                     -----------      -------
Buildings and improvement .........................     10-40           5-50
Machinery, equipment and tooling ..................      3-15           2-10
Furniture and fixtures ............................        10            5-7

GOODWILL AND INTANGIBLE ASSETS

    Goodwill of $56,799 and $85,889 (net of accumulated amortization of $3,021 and $5,251) at December 31, 1996 and 1997, respectively, represents the costs in excess of net assets acquired and was amortized using the straight line method over 15 years in 1996. Due to a change in accounting estimate, the Company began amortizing goodwill over a remaining 29 year period in 1997.

    Debt issuance costs of $2,635 and $6,467, net of accumulated amortization at December 31, 1996 and 1997, respectively, are amortized over the terms of the loan agreements, which are six to ten years. Debt issuance cost amortization of $60, $212 and $551 for 1995, 1996 and 1997, respectively, has been included in interest expense.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by the company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the impairment of long-lived assets by comparing the undiscounted future cash flows to be generated by the assets to their carrying value. Management believes that there are no impairments as of December 31, 1996 and 1997.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

INCOME TAXES

    The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Distributions are made to the members in amounts sufficient to meet the tax liability on the Company's domestic taxable income accruing to the individual members. No distributions were made in the period from September 28, 1995 through December 31, 1995. Distributions to members, net of minority interest, of $3,692 and $2,914 were made during 1996 and 1997, respectively.

    Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. Income tax provisions for these entities are based on the U.S. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are provided for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such entities' assets and liabilities. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of foreign subsidiaries because of management's intent to permanently reinvest in such operations.

    The Company and certain subsidiaries are subject to taxes, including Michigan Single Business Tax and Canadian capital tax, which are based primarily on factors other than income. As such, these amounts are included in selling, administrative and product development expenses in the accompanying consolidated statements of income. Deferred taxes related to Michigan Single Business Tax are provided on the temporary differences resulting from capital acquisitions and depreciation.

    Prior to September 28, 1995, the Predecessor was a division of a C corporation. In preparing its financial statements, the Predecessor has determined its tax provision substantially on a separate return basis in accordance with the provisions of Statement of Accounting Standards No. 109, "Accounting for Income Taxes".

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering costs are expensed as incurred and aggregated approximately $1,993 for the period from January 1, 1995 through September 27, 1995 for the Predecessor, $672 for the period from September 28, 1995 through December 31, 1995 and $3,548 and $5,860 for the years ended December 31, 1996 and 1997, respectively, for the Company.

RECLASSIFICATIONS

    Certain amounts from the 1996 financial statements have been reclassified to conform with the 1997 financial statement presentation.

2.   ACQUISITIONS

    Acquisitions of the Company from inception through December 31, 1997 are as follows:

                                                                  PURCHASE   GOODWILL
               ACQUIRED COMPANY             ACQUISITION DATE        PRICE    RECORDED
               ----------------             ----------------        -----    --------

Predecessor ...........................   September 28, 1995      $46,050   $32,781
Brink B.V .............................   October 30, 1996         54,339    27,730
SportRack Division of Bell Sports .....   July 2, 1997             13,505     1,198
Nomadic Sports, Inc. ..................   July 24, 1997               849       433
Valley Industries, Inc. ...............   August 5, 1997           56,478    32,891


    The above acquisitions have each been accounted for in accordance with the purchase method of accounting. Accordingly, the respective purchase price of each acquisition has been allocated to assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The operating results of these entities have been included in the Company's consolidated financial statements since the date of each acquisition.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

2.       ACQUISITIONS -- (CONTINUED)

Predecessor

    SportRack, LLC (formerly "Predecessor") is a designer, manufacturer and distributor of rack systems and accessories to the automotive OEM market and aftermarket. The Company was acquired from MascoTech, Inc. through an Asset Purchase Agreement (the "Agreement") which contains indemnification provisions relating to certain business activities prior to September 28, 1995.

Brink B.V.

    The Company acquired all of the outstanding shares of Brink B.V. ("Brink"), a designer, manufacturer and distributor of towing systems and related products in Europe. The purchase price of $54,339, including acquisition costs, was comprised of $45,801 of cash and a 12,500 Junior Subordinated Note ($7,340), denominated in Dutch guilders, to Brink Holdings, B.V. Through a statutory reorganization, the operations of Brink B.V. were transferred to Brink International B.V.

SportRack Division of Bell Sports and Nomadic Sports, Inc.

    The Company acquired the nets assets of the SportRack Division of Bell Sports and the outstanding shares of Nomadic Sports, Inc. (together SportRack International, Inc.), which are designers, manufacturers and distributors of rack systems and accessories to the OEM market and automotive aftermarket in Canada and the U.S.

Valley Industries, Inc.

    The Company acquired the net assets of Valley Industries, Inc. ("Valley"), which is a North American supplier of towing systems and related products to the automotive OEM market and aftermarket.


Pro Forma Data

    The following unaudited pro forma consolidated results of operations have been prepared as if the Valley and SportRack International, Inc. acquisitions had occurred on January 1, 1996.


                                                     1996             1997
                                                   ---------       ---------
Net sales .....................................    $ 233,480       $ 246,669
Income before extraordinary charge ............        2,724           1,319
Net income (loss) .............................          754          (6,097)

    The pro forma data is not intended to be a projection of future results.

    The pro forma data included above includes adjustments to historical results of operations for increased depreciation expense, intangible asset amortization and interest expense, net of the related tax benefits.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

3.       LONG-TERM DEBT

    Long-term debt is comprised of the following:

                                                                         OUTSTANDING AT
                                                     INTEREST RATE AT     DECEMBER 31,
                                                      DECEMBER 31,   ---------------------
                                                          1997          1996       1997
                                                     --------------  ---------- ----------
    Senior Subordinated Notes, less discount of
      $464......................................            9.75%     $     --   $124,536
    Second Amended and Restated Credit Agreement
      (U.S. Credit Facility)
         Term note A............................            8.66%       65,000     17,065
         Term note B............................            9.02%           --     15,883
         Revolving line of credit note..........            9.50%        4,300      1,900
         Acquisition revolving note.............           10.25%           --     21,000
    First Amended and Restated Credit Agreement
      (Canadian Credit Facility)
         Canadian term note.....................            7.50%           --     13,952
         Canadian revolving line of credit note.            7.50%           --      2,790
    Senior Subordinated Loans, less discount of
      $3,498....................................                        16,502         --
    Junior Subordinated Note....................                         7,340         --
                                                                      --------   --------
                                                                        93,142    197,126
    Less-- current portion......................                         5,500      3,746
                                                                      --------   --------
                                                                      $ 87,642   $193,380
                                                                      ========   ========

    In connection with the acquisition of Valley on August 5, 1997, as described in Note 2, the Company borrowed $55,000, under its Second Amended and Restated Credit Agreement ("U.S. Credit Facility"), Term note B. In July 1997, the Company borrowed C$20,000 ($13,952 at December 31, 1997) under its First Amended and Restated Credit Agreement ("Canadian Credit Facility") to purchase SportRack International, Inc.

    On October 1, 1997 the Company together with its subsidiary, AAS Capital Corporation, issued $125,000 in Senior Subordinated Notes (the "Notes"). The proceeds of the offering totaling $124,529, net of discount, were used to reduce or repay outstanding debt including borrowings under the U.S. Credit Facility, the Senior Subordinated Loans and the Junior Subordinated Note, and to pay costs of the transaction totaling $4,950.

SENIOR SUBORDINATED NOTES

    Borrowings under the Notes, due October 1, 2007, are unsecured and are subordinated in right of payment to all existing and future senior indebtedness of the Company, including the loans under the U.S. and Canadian Credit Agreements described below. The Company, at its option, may redeem the Notes, in whole or in part, together with accrued and unpaid interest subsequent to October 1, 2002 at certain redemption prices as set forth by the indenture, under which the Notes have been issued. In addition, at any time the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of one or more public equity offerings at a redemption price equal to 109.75% of the principal amount to be redeemed. Upon the occurrence of a change of control of the Company, as defined by the indenture, the Company is required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount of the notes. The indenture places certain limits on the Company, the most restrictive of which include, the incurrence of additional indebtedness by the Company, the payment of dividends on, and redemption of capital of the Company, the redemption of certain subordinated obligations, investments, sales of assets and stock of certain subsidiaries, transactions with affiliates, consolidations, mergers and transfers of all or substantially all of the Company's assets. The indenture also requires the Company to file a registration statement during 1998 with respect to an offer to exchange the Notes for a series of notes of the Company with terms substantially identical to the Notes. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

3.       LONG-TERM DEBT -- (CONTINUED)

SECOND AMENDED AND RESTATED CREDIT AGREEMENT (U.S. CREDIT FACILITY)

    The company's U.S. Credit Facility, which is administrated by the First Chicago NBD Bank ("NBD") and The Chase Manhattan Bank ("Chase"), is secured by substantially all the assets of the Company and places certain restrictions on the Company related to indebtedness, sales of assets, investments, capital expenditures, dividend payments, management fees, and members' equity transactions. In addition, the agreement subjects the Company to certain restrictive covenants, including the attainment of designated operating ratios and minimum net worth levels. The Company, at its election, may make prepayments of the term notes under the credit agreement on a pro-rata basis. A mandatory prepayment of the term notes was made on October 1, 1997 as a result of the issuance of the Company's Notes. Additionally, mandatory prepayments of the term notes are required in the event of sales of assets meeting certain criteria, as set forth by the agreement, or based upon periodic calculations of excess cash flows, as defined by the agreement.

    The agreement provides for two term notes (Term note A and Term note B), a revolving line of credit note and an acquisitions revolving note. Loans under each of the term notes and the revolving note can be converted, at the election of the Company, in whole or in part, into Base Rate Loans or Eurocurrency Loans. Interest is payable in arrears quarterly on Base Rate Loans, and in arrears in one, two, three or six months on Eurocurrency Loans, as determined by the length of the Eurocurrency Loan, as selected by the Company. Interest is charged at an adjustable rate plus the applicable margin. The applicable margin is based upon the Company's Senior Debt Ratio, as defined by the Credit Agreement. Eurocurrency Loans can be made in U.S. dollars or certain other currencies, at the option of the Company. The agreement also provides for a Letter of Credit Facility. At December 31, 1997, no letters of credit were outstanding.

Term note A

    On October 30, 1996 the Company borrowed $65,000 under Term note A. The applicable margin for Term note A ranges from .5% to 1.75% for Base Rate Loans and from 1.5% to 2.75% for Eurocurrency Loans. Repayments under the note, after giving effect to the mandatory prepayment totaling $43,475 made on October 1, 1997 as discussed above, are required in the following installments:


             QUARTERLY
             ---------
March 31, 1998 through September 30, 1998 ........................          $441
December 31, 1998 through September 30, 1999 .....................           552
December 31, 1999 through September 30, 2000 .....................           736
December 31, 2000 through June 30, 2003 ..........................           883
Final installment on October 30, 2003 ............................           877

Term note B

    On August 5, 1997, the Company borrowed $55,000 under Term note B. The applicable margin for Term B note ranges from 1.0% to 2.25% for Base Rate Loans and from 2.0% to 3.25% for Eurocurrency Loans. Repayments under Term note B, after giving effect to the mandatory prepayment totaling $39,044 made on October 1, 1997, as discussed above, are required in the following installments:

March 31, 1998 through September 30, 2003 (quarterly) .............       $   73
December 31, 2003 .................................................        2,912
March 30, 2004, June 30, 2004 and October 30, 2004 ................        3,764

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

3.       LONG-TERM DEBT -- (CONTINUED)

Revolving line of credit note

    The Company has the ability to borrow up to $25,000 under the revolving line of credit which expires on October 30, 2003. Available borrowings, however, are limited to a defined borrowing base amount equal to 85% eligible domestic accounts receivables and 80% of certain eligible foreign accounts receivables. The base borrowing amount is increased by the lesser of the sum of 50% of domestic eligible inventory and 40% to 50% of certain eligible foreign inventory or $10,000. Available borrowings are reduced by amounts outstanding under the Canadian revolving line of credit note described below. A commitment fee of
 .375% to .5% is charged on the unused balance based on the Company's Senior Leverage Ratio, as defined. At December 31, 1997, $20,300 was available under the facility.

Acquisition revolving note

    On December 31, 1997, the Company borrowed $21,000 under its $22,000 acquisition revolving note. The proceeds are included in cash at December 31, 1997 and were used to acquire the assets of the towbar segment of Ellebi S.p.A on January 2, 1998, as discussed further in Note 12. The note is available to the Company on a revolving credit basis until September 24, 1999 at which time the outstanding principal balance will convert to a term loan which will amortize in sixteen equal quarterly installments with a final maturity of October 30, 2003. The applicable margin for the acquisition revolving note ranges from .5% to 1.75% for Base Rate Loans and from 1.0% to 2.75% for Eurocurrency Loans. A commitment fee of .375% to .5% is charged on the unused balance based on the Company's Senior Leverage Ratio, as defined. At December 31, 1997, the acquisition revolving note was a Base Rate Loan with interest accruing at the rate of 10.25% per annum. On January 1, 1998, the Company converted the Loan to a Eurocurrency Loan with an interest rate of 8.46%.

FIRST AMENDED AND RESTATED CREDIT AGREEMENT (CANADIAN CREDIT FACILITY)

    The Company's First Amended and Restated Credit Agreement, which is administered by the NBD and Chase, is secured by substantially of all the assets of the Company's Canadian subsidiaries.

    The agreement provides for a C$20,000 term note and a C$4,000 revolving note, (U.S. $13,952 and U.S. $2,790) at December 31, 1997, respectively. Loans under each of the notes can be converted at the election of the company, in whole or in part, into Floating Rate advances, U.S. Base Rate advances or LIBOR advances. Floating rate advances are denominated in Canadian dollars and bear interest at a variable rate based on the bank's prime lending rate plus a variable margin. U.S. Base Rate advances are denominated in U.S. dollars and bear interest at the bank's prime lending rate plus a variable margin. LIBOR advances are denominated in U.S. dollars and bear interest at LIBOR plus a variable margin. The variable margin is based upon the Company's Senior Debt Ratio, as defined by the agreement and ranges from .5% to 1.75% for U.S. Base Rate advances and from 1.5% to 2.75% for LIBOR advances.

Canadian term note

    Repayments under the Canadian term note are required in the following installments:

          QUARTERLY
          ---------
March 31, 1998 through September 30, 1998 ........................          $373
December 31, 1998 through September 30, 1999 .....................           459
December 31, 1999 through September 30, 2000 .....................           602
December 31, 2000 through June 30, 2003 ..........................           716
Final installment on October 30, 2003 ............................           717

Canadian revolving line of credit note

    A commitment fee of .5% is charged on the unused balance of the Canadian revolving line of credit note. At December 31, 1997, no additional borrowings were available under the facility.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

3.       LONG-TERM DEBT -- (CONTINUED)

SENIOR SUBORDINATED LOANS

    On October 30, 1996, the Company borrowed $20,000 under its Senior Subordinated Note Purchase Agreement ("Senior Subordinated Loans") with CB Capital and International Mezzanine. The Senior Subordinated Loans were repaid in full on October 1, 1997 with the proceeds of the Notes discussed above. Interest on the Senior Subordinated Loans was payable in arrears semiannually and accrued at a rate of 12.5% per annum. The Senior Subordinated Loans provided for a prepayment penalty if the Senior Subordinated Loans were paid prior to October 30, 2002. Under this provision, a prepayment penalty totaling $1,400 was paid in 1997 and is included in the extraordinary charge resulting from debt extinguishment.

    In connection with the issuance of the Senior Subordinated Loans, the Company issued warrants to purchase 1,002 membership units. The warrants have an exercise price of one cent per warrant, are exercisable immediately, and expire October 30, 2004. As provided in the Warrant Agreement, the warrant holder can put the warrants and membership Units acquired through the exercise of the warrants back to the Company after October 30, 2001 or upon occurrence of a Triggering Event, as defined, but prior to the earlier of October 30, 2004 or the consummation of a Qualified Public Offering for an amount equal to Fair Market Value, as defined. Additionally, as provided in the Warrant Agreement, the Company may call the warrants and membership Units acquired through the exercise of the warrants at any time after the sixth anniversary of the Closing Date, but prior to the earlier of October 30, 2004 or a Qualified Public Offering for an amount equal to Fair Market Value, as defined.

    At the date of issuance, the proceeds from the Senior Subordinated Loans were allocated between the Senior Subordinated Loans and the warrants based upon their estimated relative fair market value; accordingly, the Senior Subordinated Loans were recorded at a discount of $3,498, which was partially amortized prior to repayment on October 1, 1997. The remaining unamortized balance of $3,145 was charged to 1997 operations as part of the extraordinary charge resulting from debt extinguishment.

    The warrants are being accreted to their redemption value through periodic charges against Members' Equity through the earlier of October 30, 2001 or the time redemption first becomes available. Thereafter the warrants will be recorded at redemption value. The aforementioned warrants have been presented as mandatorily redeemable warrants in the accompanying balance sheets.

JUNIOR SUBORDINATED NOTE

    On October 30, 1996, the Company issued a 12,500 Junior Subordinated Note ("Junior Note"), denominated in Dutch guilders, to Brink Holdings B.V. as part of the consideration paid for the purchase of Brink B.V. The Junior Note was due April 30, 2005, but was repaid in full on October 1, 1997 with the proceeds of the Notes discussed above. The Junior Note accrued interest at a rate of 7% per annum, payable semi-annually in arrears.

EXTINGUISHMENT OF DEBT

1997 Extinguishments

    As discussed above, on October 1, 1997 the Company repaid, in full, its Senior Subordinated Loans and Junior Note and prepaid a portion of the term notes under the U.S. Credit Facility. In connection with this extinguishment, the Company recorded an extraordinary charge of $7,416, net of a tax benefit of $365. The extinguishment charge is comprised of $1,400 prepayment penalties, $3,145 of unamortized debt discount and $3,236 of unamortized debt issuance costs.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

3.       LONG-TERM DEBT -- (CONTINUED)

1996 Extinguishments

    On October 30, 1996, the Company prepaid all amounts outstanding under a $30,000 credit agreement and a prior $11,000 senior subordinated loan agreement. In connection with these extinguishments, the Company recorded an extraordinary charge of $1,970. The extinguishment charge is comprised of prepayment penalties totaling $220, unamortized debt discount totaling $150 and debt issuance costs of $1,600.

    In connection with the issuance of the prior senior subordinated loan, the Company issued warrants to purchase 617 membership units. The proceeds from the issuance were allocated based on the estimated relative fair market values; accordingly, the notes were recorded at a discount of $200. As part of the extinguishment of the prior senior subordinated loan, the Company paid $1,600 to redeem the warrants.

INTEREST RATE RISK

    The Company is exposed to interest rate volatility with regard to variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility. At December 31, 1996 and 1997, the notional value of interest rate swaps was $18,500. Under the terms of the interest rate swap agreements, the Company pays a fixed interest rate on debt equal to the notional value. The effects of interest rate swaps are reflected in interest expense.

SCHEDULED MATURITIES

    The aggregate scheduled annual principal payments due in each of the years ending December 31, is as follows:


1998 ....................................................       $  3,746
1999 ....................................................          4,661
2000 ....................................................         11,153
2001 ....................................................         11,938
2002 and thereafter .....................................        166,092
                                                                --------
                                                                 197,590
Less-- discount .........................................            464
                                                                --------
                                                                $197,126
                                                                ========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

4.       INCOME TAXES

    The Company's C corporation subsidiaries, taxable foreign subsidiaries and the Predecessor account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company and certain domestic subsidiaries are limited liability corporations; as such, the Company's earnings are included in the taxable income of the Company's members. Income (loss) before minority interest, income taxes and the pre-tax charge resulting from debt extinguishment were attributable to the following sources:

                          PREDECESSOR                      COMPANY
                          -------------   ----------------------------------------
                          PERIOD FROM      PERIOD FROM
                           JANUARY 1,     SEPTEMBER 28,         YEAR ENDED
                          1995 THROUGH     1995 THROUGH         DECEMBER 31,
                          SEPTEMBER 27,    DECEMBER 31,    -----------------------
                              1995            1995           1996           1997
                          -------------   -------------    -------        --------
United States ........       $ 3,881         $   870       $ 6,283        $ 2,872
Foreign ..............            --              --        (1,844)        (9,941)
                             -------         -------       -------        -------
                             $ 3,881         $   870       $ 4,439        $(7,069)
                             =======         =======       =======        =======

    The provision (benefit) for income taxes, including $365 of income tax benefit allocated to the extraordinary charge in 1997, is comprised of the following:

                                         PREDECESSOR               COMPANY
                                       -------------------  -----------------------
                                         PERIOD FROM              YEAR ENDED
                                        JANUARY 1, 1995          DECEMBER 31,
                                           THROUGH          -----------------------
                                       SEPTEMBER 27, 1995    1996            1997
                                       -------------------  -----------------------
Currently payable (refundable)
  United States ......................      $ 1,234         $    --       $    --
  Foreign ............................           --            (128)          290
                                            -------         -------       -------
                                              1,234            (128)          290
                                            -------         -------       -------
Deferred
  United States ......................           90              --            --
  Foreign ............................           --            (363)       (3,511)
                                            -------         -------       -------
                                                 90            (363)       (3,511)
                                            -------         -------       -------
                                            $ 1,324         $  (491)      $(3,221)
                                            =======         =======       =======

    The effective tax rates differ from the U.S. federal income tax rate as follows:


                                           PREDECESSOR                          COMPANY
                                        -------------------  ----------------------------------------------
                                           PERIOD FROM          PERIOD FROM               YEAR ENDED
                                            JANUARY 1,          SEPTEMBER 28,            DECEMBER 31,
                                           1995 THROUGH         1995 THROUGH       ------------------------
                                        SEPTEMBER 27, 1995    DECEMBER 31, 1995      1996            1997
                                        -------------------  -------------------   --------        --------
Income tax provision (benefit) at U.S.
  statutory rate (35%) ...............        $ 1,358            $   305           $ 1,554         $(2,474)
U. S. income taxes attributable to
  members ............................             --               (305)           (2,200)         (1,005)
Nondeductible foreign goodwill .......             --                 --               102             229
Other, net ...........................            (34)                --                53              29
                                              -------            -------           -------         -------
                                              $ 1,324            $    --           $  (491)        $(3,221)
                                              =======            =======           =======         =======

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

4.       INCOME TAXES -- (CONTINUED)

    Deferred tax assets and liabilities, related primarily to the Company's foreign subsidiaries, comprise the following:

                                                              DECEMBER 31,
                                                       -------------------------
                                                         1996              1997
                                                         ----              ----
DEFERRED TAX ASSETS
Net operating loss carryforwards ..................    $   608          $ 3,255
Fixed assets ......................................        248              296
Other .............................................         --               75
                                                       -------          -------
                                                           856            3,626
                                                       -------          -------
DEFERRED TAX LIABILITIES
Fixed assets ......................................     (4,282)          (3,296)
Inventory .........................................     (1,292)          (1,244)
Employee benefits and other .......................       (331)            (176)
Other .............................................         --             (162)
                                                       -------          -------
                                                        (5,905)          (4,878)
                                                       -------          -------
Net deferred tax (liability)  .....................    $(5,049)         $(1,252)
                                                       =======          =======

    The net operating loss carryforwards of the Company's European subsidiaries approximate $8,000 at December 31, 1997 and have no expiration date. The net operating loss carryforwards of the Company's Canadian subsidiaries approximate $1,100 at December 31, 1997 and expire primarily in 2004. Management believes that it is more likely than not that the related deferred tax assets will be realized and no valuation allowance has been provided against such amounts as of December 31, 1997. If certain substantial changes in the Company's ownership should occur, there could be an annual limit on the amount of the carryforwards which can be utilized.


5.       RELATED PARTY TRANSACTIONS AND ALLOCATIONS

    In connection with the acquisition of Brink B.V., the Company entered into the Junior Note Agreement, with Brink Holdings B.V., as described in Note 3 to the financial statements. Concurrent with this acquisition, owners of Brink Holdings B.V. purchased 1,230 membership units of the Company for cash of $4,286 ($3,485 per unit).

    A portion of the Company's U.S. Credit Facility and $20,000 Senior Subordinated Loans, as described in Note 3, is with Chase and CB Capital Investors, Inc., respectively, affiliates of certain members of the Company.

    Charges to operations related to consulting services provided to the Company by certain members of the Company aggregated approximately $70 for the period from September 28, 1995 through December 31, 1995, $243 and $350 for the years ended December 31, 1996 and 1997, respectively.

    Certain employees of the Company are also members of the Company.

    The Predecessor was a division of MascoTech, Inc. Accordingly, certain corporate and divisional general and administrative costs were allocated to the Predecessor from MascoTech, Inc. and certain of its subsidiaries. Allocated costs include insurance, pensions, profit sharing, accounting and finance, information systems and corporate overhead costs. Corporate overhead costs relate to such functions as the corporate office, executive management, investor relations and legal. Allocated costs, other than corporate overhead, were charged to the division generally using an effort-based approach or based on the division's actual experience or headcount, depending upon the nature of the cost. Allocated corporate overhead costs were charged to the division based primarily on divisional sales. Corporate overhead costs allocated to the Predecessor aggregated approximately $1,000 for the period from January 1, 1995 through September 27, 1995.

    It was MascoTech, Inc.'s policy not to charge the Predecessor interest on the intercompany balance.

    Management believes that the methods utilized to allocate costs to the division, as discussed above, are reasonable. However, the terms of transactions between the division and MascoTech, Inc., including allocated costs, may differ from those that would result from transactions with unrelated parties.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

6.       OPTION PLAN

    At September 28, 1995, the Company adopted the 1995 Option Plan (the "Plan"). Under the Plan, certain directors and employees of the Company and its subsidiaries may be granted options to purchase membership units (limited to up to a total of 3,525 units as of December 31, 1996 and 3,903 units as of December 31, 1997). Of the options granted, 2,925 were granted in 1995, 600 were granted in January 1996 and 378 were granted in 1997. All options granted in 1995 and the January 1996 options were granted at an exercise price of $1,000, which equaled the fair value of a membership unit on the date of grant. Of the options granted in 1997, 178 were granted at an exercise price of $5,610 and 200 were granted at an exercise price of $5,000, both of which exceeded the fair value of a membership unit on the date of grant. Of the total options granted, 275 vest based upon the results of a Liquidity Event, as defined in the plan, and 739 vest based upon the achievement of certain operating results of the Company. The remaining options granted under the Plan vest over periods, generally up to ten years, as determined by the Option Committee. The vesting can be accelerated in certain instances based on the future operating results of the Company, or the occurrence of a Liquidity Event, as defined in the Plan. At December 31, 1996 and 1997, 480 units and 938 units, respectively, were exercisable by their terms. There were no options available for future grant at December 31, 1997. No options were exercised, cancelled or expired during the period from September 28, 1995 through December 31, 1995 or for the years ended December 31, 1996 and 1997.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for stock options. Compensation cost was $332 and $263 for the years ended December 31, 1996 and 1997, respectively. If compensation cost had been determined based upon the fair value method in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the pro forma net income (loss) from September 28, 1995 through December 31, 1995 and for the years ended December 31, 1996 and 1997 would not have been materially different than that calculated under the provisions of APB 25. For pro forma purposes, the fair value of each stock option grant was estimated using the Black-Scholes option pricing model with the following assumptions: weighted average risk free interest rates of 6.33%, 6.21%, and 6.12% for the period from September 28, 1995 through December 31, 1995 and the years ended December 31, 1996 and 1997, respectively, an expected option life of eight years and no cash dividends.


7.       PENSION PLAN

    The Company has a defined benefit pension plan covering substantially all of SportRack, LLC's domestic employees covered under a collective bargaining agreement. An employee's monthly pension benefit is determined by multiplying a defined dollar amount by the years of credited service earned. Plan assets are comprised principally of marketable equity securities and short-term investments. The Company's funding policy is to contribute annually the amounts necessary to comply with ERISA funding requirements.

    The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1996 and 1997.

                                                             DECEMBER 31,
                                                      --------------------------
                                                         1996            1997
                                                      ---------       ----------
Actuarial present value of:
Vested benefit ...............................         $ 1,417          $ 1,731
Nonvested benefit obligation .................             220              198
                                                       -------          -------
Accumulated benefit obligation ...............         $ 1,637          $ 1,929
                                                       =======          =======
Projected benefit obligation .................         $ 1,637          $ 1,929
Plan assets at fair value ....................          (1,308)          (1,586)
Unrecognized net gain ........................             166              122
                                                       -------          -------
Unfunded pension liability ...................         $   495          $   465
                                                       =======          =======

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

7.       PENSION PLAN -- (CONTINUED)

    The components of the Company's domestic pension expense are as follows:

                                                               DECEMBER 31,
                                                           ---------------------
                                                             1996         1997
                                                           --------      -------
Benefits earned during the year ....................        $  76         $  76
Interest on projected benefit obligation ...........          118           124
Actual return on plan assets .......................         (100)         (303)
Net amortization, deferral, and other ..............          (13)          174
                                                            -----         -----
Net periodic domestic pension cost .................        $  81         $  71
                                                            =====         =====

    The weighted average discount rate used in determining the actuarial present value of the accumulated benefit obligation was 7.75% and 7.00% at December 31, 1996 and 1997, respectively. The expected long-term rate of return on plan assets was 9.00% at December 31, 1996 and 1997.

    Net periodic pension cost for 1995 was approximately $100, of which $75 was included in the operations of the Predecessor for the period from January 1, 1995 through September 27, 1995.

    The Company has various defined contribution retirement plans for its domestic and certain foreign subsidiaries, including 401(k) plans, whereby participants can contribute a portion of their salary up to certain maximums established by the related plan documents. The Company makes matching contributions, which are based upon the amounts contributed by employees. The Company's matching contributions charged to operations aggregated $130 and $229 in 1996 and 1997, respectively.

    Substantially all of the employees of Brink International B.V. are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit plan. Pension expense was $118 and $660 for the two-month period from November 1, 1996 through December 31, 1996 and for the year ended December 31, 1997, respectively.

8.       OPERATING LEASES

    The Company leases certain equipment under leases expiring on various dates through 2004. Future minimum annual lease payments required under leases that have a noncancellable lease term in excess of one year at December 31, 1997 are as follows:

1998 .....................................................           $1,996
1999 .....................................................            1,500
2000 .....................................................            1,066
2001 .....................................................              770
2002 .....................................................              474
2003 and thereafter ......................................              118
                                                                     ------
                                                                     $5,924
                                                                     ======

    Rental expense charged to operations was approximately $434 for the period from January 1, 1995 through September 27, 1995 for the Predecessor and $34 for the period September 28, 1995 through December 31, 1995 and $669 and $2,252 for the years ended December 31, 1996 and 1997, respectively for the Company.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

9.       ACCOUNT BALANCES

    Account balances included in the consolidated balance sheets are comprised of the following:

                                                              DECEMBER 31,
                                                        ------------------------
                                                          1996           1997
                                                          ----           ----
INVENTORIES
Raw materials ....................................      $  3,474       $ 13,744
Work-in-process ..................................         7,715          5,040
Finished goods ...................................         9,463         15,624
                                                        --------       --------
                                                        $ 20,652       $ 34,408
                                                        ========       ========
PROPERTY AND EQUIPMENT
Land, buildings and improvements .................      $ 18,531       $ 20,966
Furniture, fixtures and computer hardware ........         3,417          8,930
Machinery, equipment and tooling .................        20,565         32,458
Construction-in-progress .........................         1,582          1,985
                                                        --------       --------
                                                          44,095         64,339
Less-- accumulated depreciation ..................        (2,267)        (8,411)
                                                        --------       --------
                                                        $ 41,828       $ 55,928
                                                        ========       ========
ACCRUED LIABILITIES
Compensation and benefits ........................      $  5,398       $  8,900
Interest .........................................            60          3,154
Income taxes .....................................         1,300            646
Other taxes ......................................           417            478
Other ............................................         4,053          5,637
                                                        --------       --------
                                                        $ 11,228       $ 18,815
                                                        ========       ========

10.      COMMITMENTS AND CONTINGENCIES

    The Company is party to various claims, lawsuits and administrative proceedings related to matters arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

11.      SEGMENT INFORMATION

    The Company operates in one industry segment and all sales are to unaffiliated customers. Revenues by geographic area, accumulated by the country where the revenue originated, and long-lived assets, which include net property and equipment and net goodwill and debt issuance costs, by geographic area are as follows:


                             PREDECESSOR                COMPANY
                            -------------   ------------------------------------
                             PERIOD FROM    PERIOD FROM
                             JANUARY 1,     SEPTEMBER 28,         YEAR ENDED
                            1995 THROUGH    1995 THROUGH         DECEMBER 31,
                            SEPTEMBER 27,   DECEMBER 31,   ---------------------
                                1995           1995           1996        1997
                            -------------   ------------    --------    --------
Revenues
  United States ........      $ 48,698        $ 16,299      $ 73,895    $122,294
  The Netherlands ......            --              --         2,791      36,268
  Other foreign ........            --              --         4,780      30,116
                              --------        --------      --------    --------
                              $ 48,698        $ 16,299      $ 81,466    $188,678
                              ========        ========      ========    ========



                                                          DECEMBER 31,
                                                  ---------------------------
                                                     1996               1997
                                                     ----               ----
   Long-lived assets
     United States ....................           $ 45,460           $ 94,931
     The Netherlands ..................             39,712             32,508
     Other foreign ....................             16,090             20,845
                                                  --------           --------
                                                  $101,262           $148,284
                                                  ========           ========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

12.      SUBSEQUENT EVENT (UNAUDITED)

    In January 1998, the Company through Brink International B.V., acquired the net assets of the towbar segment of Ellebi S.p.A. for an aggregate purchase price of approximately $22,000, including estimated costs of the transaction. Ellebi S.p.A. is a manufacturer and distributor of towing systems to the automotive OEM market and aftermarket. The acquisition will be accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $3,250. The acquisition was financed primarily through the Company's Acquisition revolving note.

    In February 1998, the Company through SportRack International, Inc., acquired the net assets of Transfo-Rakzs, Inc. for an aggregate purchase price of approximately $1,100, including estimated costs of the transaction. Transfo-Rakzs is a designer, manufacturer and distributor of rear hitch rack carrying systems and related products to Canada and the U.S. The acquisition will be accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $900.

13.      CONDENSED CONSOLIDATING INFORMATION

    The Notes have been issued by the Company and its wholly-owned subsidiary, AAS Capital Corporation and are guaranteed, jointly and severally, by all of the Company's domestic subsidiaries. The following condensed consolidating financial information for 1997 presents the financial position, results of operations and cash flows of (i) the Company, as parent, together with its domestic subsidiaries; and (ii) the foreign subsidiaries, as non-guarantor subsidiaries. The financial position and operating results of the non-guarantor subsidiaries do not include any allocation of overhead or similar charges except that certain foreign subsidiaries are charged interest on their intercompany debt balance. The Company acquired Brink, a non-guarantor subsidiary, on October 30, 1996. Consolidated results of operations for 1996 include Brink for the two months ended December 31, 1996 and reflect Brink's net sales of $7,571 and a net loss of $1,353. At December 31, 1996, Brink's total assets were $86,285. Other than Brink, the Company had no non-guarantor subsidiaries during 1996, and had no non-guarantor subsidiaries as of and for the period ended December 31, 1995.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997

                                                     PARENT AND
                                                      GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS         CONSOLIDATED
                                                    ------------    ------------       -----------         ------------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
   ASSETS
   Current assets
     Cash ..................................          $  2,217          $ 25,131          $     --           $ 27,348
     Accounts receivable ...................            31,649            11,874                --             43,523
     Inventories ...........................            14,835            19,573                --             34,408
     Other current assets ..................             4,912             1,557                --              6,469
                                                      --------          --------          --------           --------
          Total current assets .............            53,613            58,135                --            111,748
                                                      --------          --------          --------           --------
   Property and equipment, net .............            28,009            27,919                --             55,928
   Goodwill, net ...........................            62,576            23,313                --             85,889
   Intangible assets, net ..................             6,280             1,315                --              7,595
   Deferred income taxes and other
     noncurrent assets .....................               384             3,939                --              4,323
   Investment in subsidiaries ..............             9,955                --            (9,955)                --
   Intercompany notes receivable ...........            25,838                --           (25,838)                --
                                                      --------          --------          --------           --------
          Total Assets .....................          $186,655          $114,621          $(35,793)          $265,483
                                                      ========          ========          ========           ========
   LIABILITIES AND MEMBER'S EQUITY
   Current liabilities
     Current maturities of long-term debt ..          $     --          $  3,746          $     --           $  3,746
     Accounts payable ......................            19,053             4,426                --             23,479
     Accrued liabilities and deferred
       income taxes ........................            11,382             8,766                --             20,148
                                                      --------          --------          --------           --------
          Total current liabilities ........            30,435            16,938                --             47,373
                                                      --------          --------          --------           --------
   Deferred income taxes and other non
     current liabilities ...................             1,318             3,461                --              4,779
   Long-term debt, less current maturities .           126,436            66,944                --            193,380
   Intercompany debt .......................                --            25,838           (25,838)                --
   Mandatorily redeemable warrants .........             3,507                --                --              3,507
   Minority interest .......................               251                --                --                251
   Members' equity .........................            24,708             1,440            (9,955)            16,193
                                                      --------          --------          --------           --------
          Total liabilities and members'
            equity .........................          $186,655          $114,621          $(35,793)          $265,483
                                                      ========          ========          ========           ========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                PARENT AND
                                                 GUARANTOR         NON-GUARANTOR     ELIMINATIONS/
                                                SUBSIDIARIES        SUBSIDIARIES      ADJUSTMENTS       CONSOLIDATED
                                                ------------        ------------      -----------       ------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales .................................   $ 122,294           $  66,384           $   --          $ 188,678
   Cost of sales .............................      89,647              45,909               --            135,556
                                                 ---------           ---------           ------          ---------
     Gross profit ............................      32,647              20,475               --             53,122
   Selling, administrative and product
     development expenses ....................      15,406              15,944               --             31,350
   Amortization of intangible assets .........       1,624                 712               --              2,336
                                                 ---------           ---------           ------          ---------
     Operating income ........................      15,617               3,819               --             19,436
   Interest expense ..........................       7,108               5,519               --             12,627
   Foreign currency (gain) loss ..............      (1,041)              7,138               --              6,097
                                                 ---------           ---------           ------          ---------
   Income (loss) before minority
   interest and income taxes .................       9,550              (8,838)              --                712
   Provision (benefit) for income taxes ......          --              (2,856)              --             (2,856)
                                                 ---------           ---------           ------          ---------
     Income (loss) before minority interest ..       9,550              (5,982)              --              3,568
   Minority interest .........................          97                  --               --                 97
   Extraordinary charge resulting from
     debt extinguishment .....................       6,678                 738               --              7,416
                                                 ---------           ---------           ------          ---------
   Net income (loss) .........................   $   2,775           $  (6,720)          $   --          $  (3,945)
                                                 =========           =========           ======          =========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997


                                                 PARENT AND
                                                  GUARANTOR         NON-GUARANTOR    ELIMINATIONS/
                                                 SUBSIDIARIES       SUBSIDIARIES      ADJUSTMENTS      CONSOLIDATED
                                                 ------------       ------------      -----------      ------------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used in)
     operating activities ..............          $   8,614           $  (1,632)          $  --          $  (6,982)
                                                  ---------           ---------           -----          ---------
   Cash flows from investing activities:
   Acquisition of machinery and
     equipment .........................             (6,005)             (1,746)             --             (7,751)
   Amount due from sellers of Valley
     Industries, Inc. ..................             (1,150)                 --              --             (1,150)
   Acquisition of subsidiaries, net
     of cash acquired ..................            (56,478)            (14,354)             --            (70,832)
                                                  ---------           ---------           -----          ---------
   Net cash used for investing
     activities ........................            (63,633)            (16,100)             --            (79,733)
                                                  ---------           ---------           -----          ---------
   Cash flows from financing activities
     Change in intercompany debt .......            (23,559)             23,559              --                 --
     Proceeds from issuance of debt ....            179,529              35,521              --            215,050
     Increase (decrease) in revolving
       loan ............................             (2,400)              2,904              --                504
     Repayment of debt .................            (91,199)            (22,049)             --           (113,248)
     Debt issuance costs ...............             (7,280)                 --              --             (7,280)
     Issuance of membership units ......              4,999                  --              --              4,999
     Distributions to members ..........             (2,945)                 --              --             (2,945)
                                                  ---------           ---------           -----          ---------
   Net cash provided by financing
     activities ........................             57,145              39,935              --             97,080
                                                  ---------           ---------           -----          ---------
   Effect of exchange rate changes .....                 --                 505              --                505
   Net increase (decrease) in cash .....              2,126              22,708              --             24,834
   Cash at beginning of period .........                 91               2,423              --              2,514
                                                  ---------           ---------           -----          ---------
   Cash at end of period ...............          $   2,217           $  25,131           $  --          $  27,348
                                                  =========           =========           =====          =========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III


ITEM 10.   MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names and ages of each of the individuals that currently serves as a member (each, a "Board Member") of the Company's board of managers (the "Board of Managers"), executive officer and other significant employee of the Company.

            NAME           AGE                       POSITION
   --------------------- ------ -----------------------------------------------------------
   F. Alan Smith..........   66   Chairman of the Board of Managers of the Company
                                  President and Chief Executive Officer of the
   Marshall D. Gladchun...   50   Company and SportRack; Board Member
                                  President and Chief Executive Officer of Valley;
   Roger T. Morgan........   53   Board Member General Manager and Chief Executive Officer of
   Gerrit de Graaf........   34   Brink Vice President of Finance and Administration and
   Terence C. Seikel......   41   Chief Financial Officer of the Company
                                  Executive Vice President and Chief Operating
   Richard E. Borghi......   51   Officer of SportRack
   Jean M. Maynard........   43   President of SportRack International
   J. Wim Rengelink.......   43   Managing Director of Brink
   Gary K. Houston........   44   Vice President of OEM Operations of Valley
   Bryan A. Fletcher......   38   Vice President of Aftermarket Operations of Valley
   Donald J. Hofmann, Jr..   40   Board Member, Vice President and Secretary of the Company
   Barry Banducci.........   62   Board Member
   Gerard J. Brink........   54   Board Member

    F. Alan Smith has served in the automotive industry for 36 years and has been Chairman of the Board of Managers of the Company since its formation in September 1995. He served in various assignments at General Motors from 1956 to 1992, including President of GM Canada from 1978 to 1980. He was a member of the Board of Directors of General Motors from 1981 to 1992 and Chief Financial Officer of General Motors from 1981 to 1988. Mr. Smith is a director of The Minnesota Mining and Manufacturing Corporation ("3M") and TransPro, Inc. ("TransPro"), a supplier of automotive components.

    Marshall D. Gladchun has served in the automotive industry for 24 years and has been President and Chief Executive Officer of the Company and SportRack since September 1995. From 1986 to 1995, he held various senior management positions with MascoTech, and was President and Chief Operating Officer of the MascoTech Division at the time of its acquisition by the Company.

    Roger T. Morgan has served in the automotive industry for 35 years and has been President and Chief Executive Officer of Valley since June 1990. Prior to joining Valley, he worked for General Motors for 12 years and Rockwell International Automotive Group as Vice President -- Operations for 14 years.

    Gerrit de Graaf has been General Manager and Chief Executive Officer of Brink since November 1996. From 1989 to 1996, Mr. de Graaf worked for Philips Medical Systems as a consultant and most recently as Philips' Marketing Manager in the United States.

    Terence C. Seikel has served in the automotive industry for 14 years and has been Vice President of Finance and Administration and Chief Financial Officer of the Company since January 1996. From 1985 to 1996, Mr. Seikel was employed by Larizza Industries, a publicly held supplier of interior trim to the automotive industry, in various capacities including Chief Financial Officer.

    Richard E. Borghi has served in the automotive industry for 30 years and has been Executive Vice President of Operations and Chief Operating Officer of SportRack since 1995. From 1988 to 1995, Mr. Borghi held various senior management positions with MascoTech, and was the Executive Vice President of Operations of the MascoTech Division at the time of its acquisition by the Company.

    Jean M. Maynard has served in the automotive industry for 18 years and has been President of SportRack International or its predecessor since prior to 1992.

    J. Wim Rengelink has served in the automotive industry for 11 years and has been Managing Director of Brink since 1995. From 1988 to 1995 he worked in Brink's internal audit department.

    Gary K. Houston has served in the automotive industry for 24 years and has been Vice President of OEM Operations of Valley since 1995. From 1991 to 1995 he was Vice President of Manufacturing of Valley. Prior thereto, Mr. Houston worked for Rockwell International for 18 years, most recently as a manufacturing manager.

    Bryan A. Fletcher has served in the automotive industry for 9 years and has been Vice President of Aftermarket Operations of Valley since 1991.

    Donald J. Hofmann, Jr. has been a Board Member, Vice President and Secretary of the Company since October 1995. Mr. Hofmann has been a General Partner of CCP since 1992.

    Barry Banducci has been a Board Member of the Company since October 1995. Since September 1995, Mr. Banducci has been the Chairman of TransPro. Prior thereto, Mr. Banducci served in various capacities at Equion Corporation, a supplier of automotive components, from 1983 to 1995, including President, Chief Executive Officer and Vice Chairman. Mr. Banducci is a director of TransPro and Aristotle Corporation.

    Gerard J. Brink has been a Board Member of the Company since October 1996. Mr. Brink was General Manager of Brink from 1965 to 1996.

BOARD MEMBER COMPENSATION

    The Board Members do not currently receive compensation for their service on the Board of Managers or any committee thereof but are reimbursed for their out-of-pocket expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Managers has an Audit Committee consisting of Messrs. Banducci and Brink, and a Compensation Committee consisting of Messrs. Hofmann and Smith. The Audit Committee reviews the scope and results of audits and internal accounting controls and all other tasks performed by the independent public accountants of the Company. The Compensation Committee determines compensation for executive officers of the Company and administers the Company's 1995 Option Plan.


ITEM 11.   EXECUTIVE COMPENSATION

                  The following table sets forth information concerning the compensation for 1997 for the chief executive officer of the Company and the four next most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE


                                                                                                       LONG-TERM
                                                                                                     COMPENSATION
                                                                ANNUAL COMPENSATION                     AWARDS
                                                  ----------------------------------------------  -----------------
                                                                                      OTHER
                                                                                     ANNUAL           SECURITIES      ALL OTHER
                                        FISCAL       SALARY          BONUS        COMPENSATION        UNDERLYING    COMPENSATION
     NAME AND PRINCIPAL POSITION         YEAR          ($)            ($)              ($)            OPTIONS(#)         ($)
------------------------------------   --------  -------------  -------------  -----------------  -----------------  -----------
F. Alan Smith.......................     1997       200,000        100,000             --                 --                 --
  Chairman of the Company
Marshall D. Gladchun................     1997       362,500        195,000             --                 --                 --
  President and Chief Executive
  Officer of the Company and
  SportRack
Terence C. Seikel...................     1997       200,600         94,000             --                 --                 --
  Vice President of Finance and
  Administration and Chief
  Financial Officer of the Company
Roger T. Morgan*....................     1997       107,220         73,000             --                178                 --
  President and Chief Executive


  Officer of Valley
Richard E. Borghi...................     1997       206,500         94,000             --                 --                 --
  Executive Vice President and Chief
  Operating Officer of SportRack

-------------------------
 * August 5, 1997 to December 31, 1997

                              OPTION GRANTS IN 1997

    The following table sets forth information with respect to stock options pursuant to the 1995 Option Plan granted to the named executive officers of the Company during 1997. All options were granted at an exercise price equal to the fair market value per share of Common Stock on the date of grant.


                                                    INDIVIDUAL GRANTS                                 POTENTIAL REALIZABLE VALUE
                         --------------------------------------------------------------------           AT ASSUMED ANNUAL RATES
                           NUMBER OF                                                                        OF STOCK PRICE
                          SECURITIES      PERCENT OF TOTAL         EXERCISE                              APPRECIATION FOR OPTION
                          UNDERLYING       OPTIONS GRANTED          OR BASE                                    TERM($)(1)
                            OPTIONS        TO EMPLOYEES IN           PRICE         EXPIRATION         ----------------------------
        NAME              GRANTED(#)           1997(%)              ($/SH)            DATE                5%                10%
----------------------   -----------      ----------------       ------------     -----------         ---------         ----------
F. Alan Smith.........        --                  --                   --                --                  --                --
Marshall D. Gladchun..        --                  --                   --                --                  --                --
Terence C. Seikel.....        --                  --                   --                --                  --                --
Roger T. Morgan.......       178                47.1                5,610            8/5/12          $1,077,000        $3,173,000
Richard E. Borghi.....        --                  --                   --                --                  --                --

-------------------------
 (1) Potential realizable value is based on the assumption that the price of the Company's common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the 15-year option term. The values are calculated in accordance with rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future common stock price appreciation.

EMPLOYMENT AGREEMENTS

    Each of Marshall D. Gladchun, Roger T. Morgan, Terence C. Seikel, Richard E. Borghi and Gerrit de Graaf has entered into an employment agreement (collectively, the "Employment Agreements") with the Company. Mr. Gladchun's Employment Agreement provides for an annual base salary of $277,304, subject to increases at the sole discretion of the Board of Managers, a bonus in the range of 50-70% of his base salary, and a one-time bonus of $400,000 on the earlier of
(i) September 20, 2002, (ii) his termination date, and (iii) a sale of the Company (any such bonus an "Ending Bonus"). Mr. Morgan's Employment Agreement provides for an annual base salary of $250,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 50% to 70% of his base salary. Mr. Seikel's Employment Agreement provides for an annual base salary of $165,000 and a bonus in the range of 30-50% of his base salary. Mr. Borghi's Employment Agreement provides for an annual base salary of $161,200, subject to increases at the sole discretion of the Board of Managers, a bonus in the range of 30-50% of his base salary, and an Ending Bonus of $100,000. Mr. de Graaf's Employment Agreement provides for an annual base salary of NLG 170,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 30% to 50% of his base salary. The Employment Agreements also provide for twelve months of severance pay to the executive officer in the event such officer is terminated without cause (as defined in the Employment Agreement.)

    The Employment Agreements expire at various times between June 30, 2000 and December 31, 2000 (except that Gerrit de Graaf's Employment Agreement may be terminated by either party upon three month's prior written notice) but automatically extend for successive two-year terms unless terminated by the Company upon 30 days notice prior to the expiration of the current term. Each Employment Agreement prohibits the executive officer from disclosing non-public information about the Company. The Employment Agreements also require the executive officers to assign to the Company any designs, inventions and other related items and intellectual property rights developed or acquired by the executive officer during the term of his employment. In addition, for a period of five years after termination of employment (two years if the termination is without cause) each executive officer has agreed, in his respective Employment Agreement, not to (i) engage in any Competitive Business (as defined in the Employment Agreements), (ii) interfere with or disrupt any relationship between the Company and its customers, suppliers and employees and (iii) induce any employee of the Company to terminate his or her employment with the Company or engage in any Competitive Business.

CONSULTING AGREEMENTS

    F. Alan Smith and Barry Banducci have each entered into consulting agreements (the "Consulting Agreements") with the Company dated as of September 28, 1995. Mr. Smith's Consulting Agreement provides for an annual consulting fee of $150,000 subject to increases at the sole discretion of the Board of Managers, and a performance based bonus in the range of 30-50% of the annual consulting fee. Mr. Banducci's Consulting Agreement provides for an annual consulting fee of $50,000. The initial term of the Consulting Agreements expired on March 28, 1997. The Consulting Agreements automatically extend for successive six-month periods unless terminated by the Company upon 30 days notice prior to the expiration of the then current term. The Consulting Agreements prohibit Messrs. Smith and Banducci from disclosing non-public information about the Company.

MEMBERS' AGREEMENT

    Pursuant to the Second Amended and Restated Members' Agreement dated as of August 5, 1997 (the "Members' Agreement") among the Company and certain of the holders of outstanding units (the "Units") of the Company, affiliates of CCP have the ability to appoint a majority of the members of the Company's Board of Managers.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of March 15, 1998, the outstanding membership interests of the Company consisted of 16,271 Units. The following table sets forth certain information regarding the beneficial ownership of the Units by (i) each person known by the Company to own more than 5% of the Units, (ii) each named director, (iii) each named executive officer and (iv) all of the Company's directors and executive officers treated as a group. To the knowledge of the Company, each of such holders of Units has sole voting and investment power as to the Units owned unless otherwise noted.

                                                                   PERCENTAGE
             NAME AND ADDRESS(1)                  UNITS OWNED      OWNERSHIP(2)
   ------------------------------------------   ---------------   --------------
   CB Capital Investors, L.P.(3) ............          10,111          60.28%
   380 Madison Avenue, 12th Floor
   New York, New York 10017
   MascoTech, Inc. ..........................           1,500           9.22
   275 Rex Boulevard
   Auburn Hills, Michigan 48326
   Celerity Partners ........................           1,500           9.22
   c/o Mark Benham
   300 Sand Hill Road
   Building 4, Suite 230
   Menlo Park, California 94025
   F. Alan Smith(4) .........................             429           2.62
   Marshall D. Gladchun(5) ..................             915           5.48
   Roger T. Morgan ..........................              89           0.55
   c/o Valley Industries, LLC
   32501 Dequindre
   Madison Heights, Michigan 48071
   Terence C. Seikel(6) .....................             360           2.19
   Richard E. Borghi(7) .....................             366           2.23
   Barry Banducci(8) ........................             357           2.18
   59 Old Quarry Road
   Guildford, Connecticut 06437
   Gerard J. Brink ..........................             410           2.52
   Lijsterbeslaan 10
   B-2950 Kapellen
   Belgium
   All directors and executive officers as a
   group (9 persons) ........................           2,926          16.96

-------------------------
(1) Unless otherwise indicated, address is c/o Advanced Accessory Systems, LLC, 12900 Hall Road, Suite 200, Sterling Heights, Michigan 48313.


(2) Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to the Units. Units subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 1998 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3) CB Capital Investors, L.P. is an affiliate of CCP. Includes 501 Units subject to warrants exercisable within 60 days.

(4) Includes 129 Units subject to options exercisable within 60 days. 300 Units are owned by the F. Alan Smith Family Limited Partnership.

(5) Includes 415 Units subject to options exercisable within 60 days.

(6) Includes 160 Units subject to options exercisable within 60 days.

(7) Includes 166 Units subject to options exercisable within 60 days.

(8) Includes 107 Units subject to options exercisable within 60 days. All Units are owned by the Banducci Family, LLC.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Chase Securities Inc. ("CSI"), The Chase Manhattan Bank ("Chase"), The Chase Manhattan Bank of Canada ("Chase Canada") and CCP are affiliates of CB Capital Investors, L.P., which owns approximately 47.7% of the Company's issued and outstanding voting securities on a fully diluted basis and the 1.0% minority interest in SportRack. CSI acted as an Initial Purchaser in connection with the Offering, for which it received customary fees. Chase is agent bank and a lender to the Company under the Amended and Restated Credit Agreement and has received customary fees and reimbursement of expenses in such capacities. Chase Canada is agent bank and a lender to the Company under the Canadian Credit Agreement and has received customary fees and reimbursement of expenses in such capacities. Chase received its proportionate share, $6.0 million, of the repayment by the Company of $90.0 million under the Amended and Restated Credit Agreement from the proceeds of the Offering. An affiliate of CCP and CSI held a portion of the Senior Subordinated Debt and received its proportionate share, $10.7 million, including prepayment penalties of $700,000, of the repayment by the Company of such debt from the proceeds of the Offering. As a result of the Offering, such affiliate was relieved of its obligation to provide up to an additional $20.0 million of senior subordinated debt financing. In addition, an affiliate of CSI and CCP purchased a portion of the Notes in connection with the Offering and will not be participating in the Exchange Offer. Donald J. Hofmann, Jr., a general partner of CCP, is a member of the Board of Managers of the Company. In addition, CSI, Chase and their affiliates participate on a regular basis in various investment banking and commercial banking transactions for the Company and its affiliates.

    The Company is a party to the Consulting Agreements with F. Alan Smith, the Chairman of the Company, and Barry Banducci, a Board Member of the Company. See "Management -- Consulting Agreements."

    In connection with the acquisition of the MascoTech Division by the Company, the Company loaned Messrs. Gladchun and Borghi $400,000 and $100,000, respectively, to enable them to make their initial equity investments in the Company. The loans bear interest at 6.2% and mature in September 2002.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                  The following documents are filed as part of this Form 10-K:

                  1.  Financial Statements:

                  A list of the Consolidated Financial Statements, related notes and Reports of Independent Accountants is set forth in Item 8 of this report on Form 10-K.

                  2.  Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts

                  All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore have been omitted.

3.  Index to Exhibits:


NUMBER                                    DESCRIPTION
------   -----------------------------------------------------------------------
3.1 Amended and Restated Certificate of Formation of AAS. Incorporated by reference to Exhibit 3.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
3.2 Second Amended and Restated Operating Agreement of AAS. Incorporated by reference to Exhibit 3.2 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
3.3      Amended Bylaws of AAS Incorporated by reference to Exhibit 3.3 to AAS'
         3.3 Registration Statement on Form S-4 (File No. 333-49011).
4.1 Indenture dated as of October 1, 1997 for the Notes (including the form of New Note attached as Exhibit B thereto) among the Issuers, the Guarantors named therein and First Union National Bank, as Trustee Incorporated by reference to Exhibit 4.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.1 Asset Purchase Agreement among MascoTech Automotive Systems Group, Inc., MascoTech Accessories, Inc. and Advanced Accessory Systems, LLC dated as of September 28, 1995 Incorporated by reference to Exhibit
         10.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.2 Agreement for the Sale and Purchase of Shares in Brink BV dated October 30, 1996 among AAS Holdings, Inc., AAS Holdings, LLC, Brink Holding BV and Brink BV Incorporated by reference to Exhibit 10.2 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.3 Asset Purchase Agreement among Bell Sports Corp., Bell Sports Canada, Inc. and Advanced Accessory Systems Canada Inc./Les Systemes d'Accessoire Advanced Canada Inc. dated as of July 2, 1997 Incorporated by reference to Exhibit 10.3 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.4 Stock Purchase Agreement dated July 24, 1997 among Robert Boulard and Alan Hamer and Advanced Accessory Systems Canada Inc. / Les Systems d'Accessoire Advanced Canada Inc. Incorporated by reference to Exhibit
         10.4 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.5 Asset Purchase Agreement among Valley Industries, LLC, Valley Industries, Inc., certain affiliates of Valley Industries, Inc., Robert
         L. Fisher and Roger T. Morgan dated as of August 5, 1997 Incorporated by reference to Exhibit 10.5 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.6 Preliminary Agreement for the Transfer of a Business dated December 16, 1997 between Ellebi S.p.A. and Brink Italia S.r.1. and Brink International B.V. Incorporated by reference to Exhibit 10.6 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.7 Second Amended and Restated Credit Facility among AAS, SportRack, LLC, Brink International BV, Brink BV and Valley Industries, LLC, as Borrowers, NBD Bank as Administrative Agent and Documentation and Collateral Agent and The Chase Manhattan Bank as Co-Administrative Agent and Syndication Agent dated August 5, 1997. Incorporated by reference to Exhibit 10.7 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.8 First Amended and Restated Credit Agreement among SportRack International, Inc. and First Chicago NBD Bank, Canada, The Chase Manhattan Bank of Canada and The Bank of Nova Scotia dated as of March 19, 1998. Incorporated by reference to Exhibit 10.8 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.9 Employment Agreement between AAS and Richard Borghi dated September 28, 1995. Incorporated by reference to Exhibit 10.9 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.10 Employment Agreement between AAS and Marshall Gladchun dated September 28, 1995. Incorporated by reference to Exhibit 10.10 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.11 Management Consulting Agreement between AAS and Barry Banducci dated September 28, 1995. Incorporated by reference to Exhibit 10.11 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.12 Management Consulting Agreement between AAS and F. Alan Smith dated September 28, 1995. Incorporated by reference to Exhibit 10.12 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.13 Employment Agreement between AAS and Terence C. Seikel dated January 22, 1996. Incorporated by reference to Exhibit 10.13 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.14 Employment Agreement between AAS and Roger T. Morgan dated August 5, 1997. Incorporated by reference to Exhibit 10.14 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.15 Employment Agreement between Brink B.V. and Gerrit de Graaf dated November 1, 1996. Incorporated by reference to Exhibit 10.15 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.16 Management Consulting Agreement between AAS and Les Placements Jean Maynard 10.16 Inc. dated July 2, 1997. Incorporated by reference to
         Exhibit 10.16 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.17 Lease dated as of January 24, 1997 between Valley Industries Realty, L.P. and Valley Industries, Inc. Incorporated by reference to Exhibit
         10.17 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.18 Addendum to Sublease dated as of July 2, 1997 between Bell Sports Canada, Inc. and SportRack International, Inc. (formerly known as Advanced Accessory Systems Canada Inc./ Les Systems d'Accessoire Advanced Canada Inc.). Incorporated by reference to Exhibit 10.18 to AAS' Registration Statement on Form S-4 (File No. 333-49011).

NUMBER                                    DESCRIPTION
------   -----------------------------------------------------------------------
10.19 Lease dated May 25, 1994 between VBG Towbars AB and VBG Produkter AB. Incorporated by reference to Exhibit 10.19 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.20 Lease Agreement for commercial use between Ellebi S.p.A. and Brink Italia S.r.l. Incorporated by reference to Exhibit 10.20 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
10.21 Registration Rights Agreement dated September 25, 1997 by and among Advanced Accessory Systems, LLC, AAS Capital Corporation, the Guarantors named therein and Chase Securities, Inc. and First Chicago Capital Markets, Inc. Incorporated by reference to Exhibit 10.21 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
12.1     Statement Re: Computation of ratios
21.1     Subsidiaries of the Registrant Incorporated by reference to Exhibit
         21.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
27.1     Financial Data Schedule

----------

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    Advanced Accessory Systems, LLC

                                    By: /s/ Marshall D. Gladchun
                                        ----------------------------------------
                                            Marshall D. Gladchun
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 15 day of April, 1998, by the following persons on behalf of the registrant and in the capacities as indicated.


         Signature Title                                     Title
         ---------------                                     -----
       /s/ Marshall D. Gladchun
---------------------------------      President, Chief Executive Officer and
       Marshall D. Gladchun            Director (Principal Executive Officer)

       /s/ Terence C. Seikel           Vice President of Finance and Administration and
---------------------------------      Chief Financial Officer (Principal Financial and
        Terence C. Seikel              Accounting Officer)

       /s/   F. Alan Smith
---------------------------------
          F. Alan Smith                Chairman of the Board of Managers

       /s/  Barry Banducci
---------------------------------
          Barry Banducci               Manager

       /s/ Gerard Jacobs Brink
---------------------------------
       Gerard Jacobs Brink             Manager

       /s/ Donald J. Hofmann
---------------------------------
        Donald J. Hofmann              Manager

       /s/  Roger T. Morgan
---------------------------------
         Roger T. Morgan               Manager

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEARS ENDED DECEMBER 31, 1997
                 AND 1996, AND FOR THE PERIOD FROM SEPTEMBER 28,
                          1995 THOUGH DECEMBER 31, 1995


                                                                         ADDITIONS
                                                                 -------------------------
                                                    BALANCE AT   CHARGED TO      CHARGED                    BALANCE
                                                   BEGINNING OF   COSTS AND     TO OTHER                   AT END OF
                                                       YEAR        EXPENSES   ACCOUNTS (1)   WRITE-OFFS       YEAR
                                                   -----------   -----------  ------------  -----------   ------------
         ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -------------------------------
  For the year ended December 31,
   1997........................................     $  605,000    $  458,000   $  734,000   $   98,000   $ 1,699,000
   1996........................................        368,000        54,000      268,000       85,000       605,000
  For the Period from September 28, 1995
   through December 31, 1995...................        354,000        14,000            -            -       368,000

  ALLOWANCE FOR INVENTORY OBSOLESCENCE AND
   LOWER OF COST OR MARKET RESERVE
  For the year ended December 31,
   1997........................................    $ 1,579,000    $  423,000  $ 1,303,000  $   715,000   $ 2,590,000
   1996........................................        564,000        70,000    1,173,000      228,000     1,579,000
  For the Period from September 28, 1995
   through December 31, 1995...................        456,000       108,000            -            -       564,000

         ALLOWANCE FOR REIMBURSABLE TOOLING
         ----------------------------------
  For the year ended December 31,
   1997........................................    $   368,000    $  195,000  $   493,000  $   166,000   $   890,000
   1996........................................        257,000       300,000            -      189,000       368,000
  For the Period from September 28, 1995
   through December 31, 1995...................        257,000       134,000            -      134,000       257,000


    (1) Charges to other accounts includes amounts related to acquired companies and the effects of changing foreign currency exchange rates for the Company's foreign subsidiaries.

                                EXHIBIT INDEX



EXHIBIT NUMBER                    DESCRIPTION


   12.1                       Computation of Ratios

   27.1                       Financial Data Schedule