Form 10-Q
period 1998-03-31
ADVANCED ACCESSORY SYSTEMS LLC
filed 1998-05-28
CIK 1057836

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

    Act of 1934

    For the quarterly period ended March 31, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities

    Exchange Act of 1934

    For the transition period from                 to
                                   ---------------    ----------------

                                 --------------

                      COMMISSION FILE NUMBER
                                             --------------

                                 --------------


                        [ADVANCED ACCESSORY SYSTEMS LOGO]
                        ADVANCED ACCESSORY SYSTEMS, LLC.
             (Exact name of Registrant as specified in its Charter)


              DELAWARE                                        13-3848156
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)


12900 HALL ROAD, SUITE 200, STERLING HEIGHTS, MI              48313
     (Address of principal executive offices)              (Zip Code)



                                 (810) 997-2900
                               (Telephone Number)


                                 NOT APPLICABLE
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                 Yes                                  No X




================================================================================

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                      INDEX

                                                                        Page No.


Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of                    1
                March 31, 1998 and December 31, 1997

              Consolidated Condensed Statements of Income                    2
                for the Three Months Ended
                March 31, 1998 and 1997

              Consolidated Condensed Statements of                           3
                Cash Flows for the Three Months
                Ended March 31, 1998 and 1997

              Consolidated Condensed Statement of Changes                    4
                in Members' Equity for the Three Months
                Ended March 31, 1998

              Notes to Consolidated Condensed Financial                      5
                Statements

     Item 2.  Management's Discussion and Analysis of                       12
                Financial Condition and Results of
                Operations

     Item 3.  Quantitive and Qualitative Disclosures About                  15
                Market Risk

Part II.  Other Information and Signatures

     Item 1.  Legal Proceedings                                             16

     Item 2.  Changes in Securities                                         16

     Item 3.  Defaults Upon Senior Securities                               16

     Item 4.  Submission of Matters to a Vote of                            16
                Security-holders

     Item 5.  Other Information                                             16

     Item 6.  Exhibits and Reports on Form 8-K                              16

     Signatures                                                             17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ADVANCED ACCESSORY SYSTEMS, LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                         March 31,    December 31,
ASSETS                                                     1998          1997
Current assets
       Cash                                             $   4,926     $  27,348
       Accounts receivable, less reserves
         of $1,841 and $1,699, respectively                55,140        43,523
       Inventories
         Finished goods                                    16,849        15,624
         Work-in-process                                   13,984         5,040
         Raw materials                                     15,233        13,744
                                                        ---------     ---------
       Total inventory                                     46,066        34,408

       Other current assets                                 7,451         6,469
                                                        ---------     ---------
                    Total current assets                  113,583       111,748

Property and equipment, net                                62,612        55,928
Goodwill, net                                              89,499        85,889
Other intangible assets, net                                6,992         7,595
Deferred income taxes                                       4,435         3,626
Other noncurrent assets                                       907           697
                                                        ---------     ---------
                                                        $ 278,028     $ 265,483
                                                        =========     =========

LIABILITIES AND MEMBER'S EQUITY
Current liabilities
       Current maturities of long-term debt             $   3,875     $   3,746
       Accounts payable                                    31,459        23,479
       Accrued liabilities                                 21,994        18,815
       Deferred income taxes                                1,332         1,333
                                                        ---------     ---------
                    Total current liabilities              58,660        47,373
                                                        ---------     ---------

Noncurrent liabilities
       Deferred income taxes                                3,215         3,545
       Other noncurrent liabilities                         3,410         1,234
       Long-term debt, less current maturities            190,667       193,380
                                                        ---------     ---------
                    Total noncurrent liabilities          197,292       198,159
                                                        ---------     ---------

Mandatorily redeemable warrants                             3,582         3,507
                                                        ---------     ---------

Member's equity
  Class A units                                            23,088        23,163
  Currency translation adjustment                            (464)         (490)
  Retained earnings (accumulated deficit)                  (4,130)       (6,229)
                                                        ---------     ---------
                                                           18,494        16,444
                                                        ---------     ---------
                                                        $ 278,028     $ 265,483
                                                        =========     =========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                         Three Months Ended
                                                               March 31,
                                                         1998           1997


Net sales                                              $ 74,027        $ 34,516
Cost of sales                                            53,978          23,767
                                                       --------        --------

       Gross profit                                      20,049          10,749

Selling, administrative and
  product development expenses                           12,350           6,423
Amortization of intangible assets                           785             511
                                                       --------        --------

       Operating income                                   6,914           3,815
                                                       --------        --------

Other income (expense)
       Interest expense                                  (4,936)         (2,158)
       Foreign currency loss, net                        (1,042)         (3,514)
                                                       --------        --------

Income (loss) before minority
  interest and income taxes                                 936          (1,857)
Provision (benefit) for income
  taxes                                                  (1,171)         (1,078)
                                                       --------        --------

Income (loss) before minority interest                    2,107            (779)
Minority interest                                            --              21

Net income (loss)                                      $  2,107        $   (800)
                                                       ========        ========





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                               Three Months Ended
                                                                                     March 31,
                                                                               1998          1997
CASH FLOWS FROM (USED FOR) OPERATING
    ACTIVITIES:
       Net income (loss)                                                     $  2,107    $   (800)
       Adjustments to reconcile net income (loss) to net
         cash provided by (used for) operating activities
         Depreciation and amortization                                          3,496       2,171
         Deferred taxes                                                        (1,183)     (1,164)
         Foreign currency loss                                                  1,023       3,572
         Changes in assets and liabilities, net                                (1,182)     (5,522)
                                                                             --------    --------

         Net cash provided by (used for) operating
           activities                                                           4,261      (1,743)
                                                                             --------    --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisition of property and equipment                                   (2,444)       (742)
       Acquisitions, net of cash acquired                                     (21,774)         --
                                                                             --------    --------

         Net cash used for investing
           activities                                                         (24,218)       (742)
                                                                             --------    --------

CASH FLOWS FROM (USED FOR) FINANCING
    ACTIVITIES:
       Net increase (reduction) in revolving loan                              (1,900)      2,800
       Payments on long-term debt                                                (888)     (1,250)
       Distributions to members                                                    (8)       (198)
                                                                             --------    --------

         Net cash provided by (used for) financing
           activities                                                          (2,796)      1,352
                                                                             --------    --------

       Effect of exchange rate changes                                            331        (572)
                                                                             --------    --------
       Net increase (decrease) in cash                                        (22,422)     (1,705)
       Cash at beginning of period                                             27,348       2,514
                                                                             --------    --------
       Cash at end of period                                                 $  4,926    $    809
                                                                             ========    ========




               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)





                                                                                               Retained
                                                                              Currency         earnings            Total
                                                             Class A         translation    (accumulated          members'
                                                              units          adjustment        deficit)           equity
                                                          -------------    -------------     -------------    -------------
Balance at December 31, 1997                              $      23,163    $        (490)    $      (6,229)   $      16,444
Accretion of membership warrants                                    (75)              --                --              (75)
Distributions to members                                             --               --                (8)              (8)
Currency translation adjustment                                      --               26                --               26
Net income                                                           --               --             2,107            2,107
                                                          -------------    -------------     -------------    -------------
Balance at March 31, 1998                                 $      23,088    $        (464)    $      (4,130)   $      18,494
                                                          =============    =============     =============    =============

















               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 1998 and December 31, 1997 and the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997.

2.       NEW BUSINESSES

         On January 2, 1998 the Company through Brink International B.V., acquired the net assets of the towbar segment of Ellebi S.p.A. for an aggregate purchase price of approximately $22,000, including estimated costs of the transaction. Ellebi S.p.A. is an Italian manufacturer and distributor of towing systems to the European automotive OEM market and aftermarket. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $3,250. The acquisition was financed primarily through the Company's Acquisition Revolving Note.

         In February 1998, the Company, through SportRack International, Inc., acquired the net assets of Transfo-Rakzs, Inc. for an aggregate purchase price of approximately $1,100, including estimated costs of the transaction. Transfo-Rakzs is a designer, manufacturer and distributor of rear hitch rack carrying systems and related products to Canada and the U.S. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $900. The acquisition was financed with proceeds from the Company's Revolving Line of Credit.

         In addition to the Ellebi and Transfo-Rakzs acquisitions consummated during the first quarter of 1998, discussed above, during the third quarter of 1997 the Company acquired the assets of the business of Valley Industries, Inc., the assets of the business of the SportRack division of Bell Sports Canada, Inc. and the stock of Nomadic Sports, Inc. Each acquisition has been accounted for under the purchase method of accounting with the results of operations included in the accompanying financial statements from the respective dates of acquisition.

         Pro forma sales and net (loss) for the first quarter of 1997 are $61,606, and $(353), respectively. The pro forma data for the first quarter of 1997 illustrates the estimated effects as if the acquisitions had been completed January 1, 1997, after including the impact of certain adjustments for goodwill amortization, depreciation, interest expense and the related income tax effects. Pro forma data for the first quarter of 1998 is not presented as such data is substantially that of the Company for the period. The pro forma results are not necessarily indicative of the actual results, as if the transactions had been in effect for the entire period and are not intended to be a projection of future results of operations.

3.       MINORITY INTEREST

         Effective December 31, 1997, Chase Capital Partners, a majority owner of the Company, exchanged its one percent interest in SportRack, LLC, the Company's then (prior to the exchange) 99% owned subsidiary, for a one percent interest in the Company. As of that date and during the three months ended March 31, 1998, no minority interests existed in any of the Company's subsidiaries. Accordingly, no provision for minority interest has been made as of and for the three months ended March 31, 1998.

4.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the first quarter of 1998 and 1997 of $2.1 million and $ (1.4) million, respectively, includes reported net income (loss) adjusted by the non-cash effect of changes in the cumulative translation adjustment.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



5.       CONDENSED CONSOLIDATING INFORMATION

         On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4 Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack International, Inc., and SportRack Automotive GmbH. The guarantor and non-guarantor subsidiaries for the three months ended March 31, 1998 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity, including interest on intercompany debt balances. During the three month period ended March 31, 1997 only foreign subsidiaries have been charged interest on intercompany balances. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that the separate financial statements are not material to investors. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at March 31, 1998.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 1998


                                                                  GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS       SUBSIDIARIES     SUBSIDIARIES      ADJUSTMENTS     CONSOLIDATED
                                                -----------     ------------    -------------      -----------     ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
     ASSETS
     Current assets
       Cash...................................  $        --   $         521      $     4,405      $        --      $    4,926
       Accounts receivable....................           --          35,552           19,588               --          55,140
       Inventories............................           --          16,001           30,065               --          46,066
       Other current assets...................           --           5,193            2,258               --           7,451
                                                -----------     -----------      -----------      -----------      ----------
            Total current assets..............           --          57,267           56,316               --         113,583
                                                -----------     -----------      -----------      -----------      ----------
     Property and equipment, net..............           --          27,813           34,799               --          62,612
     Goodwill, net............................        1,135          60,887           27,477               --          89,499
     Intangible assets, net...................        5,439             681              872               --           6,992
     Deferred income taxes and other
       noncurrent assets......................           --             122            5,220               --           5,342
     Investment in subsidiaries...............       29,641          10,022               --          (39,663)             --
     Intercompany notes receivable............      115,096              --               --         (115,096)             --
                                               ------------     -----------      -----------      -----------      ----------
            Total Assets...................... $    151,311     $   156,792      $   124,684      $  (154,759)     $  278,028
                                               ============     ===========      ===========      ===========      ==========

     LIABILITIES AND MEMBER'S
       EQUITY
     Current liabilities
       Current maturities of long-term debt... $         --     $        --      $     3,875      $        --      $    3,875
       Accounts payable.......................           --          20,995           10,464               --          31,459
       Accrued liabilities and deferred
         income taxes.........................        6,349           6,388           10,589               --          23,326
                                               ------------     -----------      -----------      -----------      ----------
            Total current liabilities.........        6,349          27,383           24,928               --          58,660
                                               ------------     -----------      -----------      -----------      ----------
     Deferred income taxes and other
       noncurrent liabilities.................          691           1,167            4,767               --           6,625
     Long-term debt, less current maturities..      124,543              --           66,124               --         190,667
     Intercompany debt........................           --          86,816           28,280         (115,096)             --
     Mandatorily redeemable warrants..........        3,582              --               --               --           3,582
     Members' equity..........................       16,146          41,426              585          (39,663)         18,494
                                               ------------     -----------      -----------      -----------      ----------
            Total liabilities and members'
            equity............................ $    151,311     $   156,792      $   124,684      $  (154,759)     $  278,028
                                               ============     ===========      ===========      ===========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997



                                                          GUARANTOR    NON-GUARANTOR   ELIMINATIONS/
                                             ISSUERS     SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                            ---------    ------------  ------------    ------------   ------------
                                                                (DOLLAR AMOUNTS IN THOUSANDS)
     ASSETS
Current assets
  Cash ..................................   $      --     $   2,217      $  25,131     $      --       $  27,348
  Accounts receivable ...................          --        31,649         11,874            --          43,523
  Inventories ...........................          --        14,835         19,573            --          34,408
  Other current assets ..................          --         4,912          1,557            --           6,469
                                            ---------     ---------      ---------     ---------       ---------
       Total current assets .............          --        53,613         58,135            --         111,748
                                            ---------     ---------      ---------     ---------       ---------
Property and equipment, net .............          --        28,009         27,919            --          55,928
Goodwill, net ...........................       1,145        61,431         23,313            --          85,889
Intangible assets, net ..................       5,558           722          1,315            --           7,595
Deferred income taxes and other
  noncurrent assets .....................          --           384          3,939            --           4,323
Investment in subsidiaries ..............      26,500        10,022             --       (36,522)             --
Intercompany notes receivable ...........     115,056            --             --      (115,056)             --
                                            ---------     ---------      ---------     ---------       ---------
       Total Assets .....................   $ 148,259     $ 154,181      $ 114,621     $(151,578)      $ 265,483
                                            =========     =========      =========     =========       =========

LIABILITIES AND MEMBER'S
  EQUITY
Current liabilities
  Current maturities of long-term debt...   $      --     $      --      $   3,746     $      --       $   3,746
  Accounts payable ......................          --        19,053          4,426            --          23,479
  Accrued liabilities and deferred
    income taxes ........................       4,202         7,180          8,766            --          20,148
                                            ---------     ---------      ---------     ---------       ---------
       Total current liabilities ........       4,202        26,233         16,938            --          47,373
                                            ---------     ---------      ---------     ---------       ---------
Deferred income taxes and other
  noncurrent liabilities ................          --         1,318          3,461            --           4,779
Long-term debt, less current maturities .     126,436            --         66,944            --         193,380
Intercompany debt .......................          --        89,218         25,838      (115,056)             --
Mandatorily redeemable warrants .........       3,507            --             --            --           3,507
Members' equity .........................      14,114        37,412          1,440       (36,522)         16,444
                                            ---------     ---------      ---------     ---------       ---------
       Total liabilities and members'
       equity ...........................   $ 148,259     $ 154,181      $ 114,621     $(151,578)      $ 265,483
                                            =========     =========      =========     =========       =========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
                                                 ----------    ------------    -------------     ------------     ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
     Net sales................................   $       --      $   51,217     $    22,810        $       --      $   74,027
     Cost of sales............................           --          38,436          15,542                --          53,978
                                                 ----------      ----------     -----------        ----------      ----------
       Gross profit...........................           --          12,781           7,268                --          20,049
     Selling, administrative and product
       development expenses...................          171           5,973           6,206                --          12,350
     Amortization of intangible assets........           10             543             232                --             785
                                                 ----------      ----------     -----------        ----------      ----------
       Operating income (loss) ...............         (181)          6,265             830                --           6,914
     Interest expense.........................          853           1,919           2,164                --           4,936
     Equity in income (loss) of subsidiaries..        3,141              --             --             (3,141)             --
     Foreign currency (gain) loss.............           --              --           1,042                --           1,042
                                                 ----------      ----------     -----------        ----------      ----------
     Income (loss) before income taxes........        2,107           4,346          (2,376)           (3,141)            936
     Provision (benefit) for income taxes.....           --              --          (1,171)               --          (1,171)
                                                 ----------      ----------     -----------        ----------      ----------
     Net income (loss)........................   $    2,107      $    4,346     $    (1,205)       $   (3,141)     $    2,107
                                                 ==========      ==========     ===========        ==========      ==========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997


                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS    CONSOLIDATED
                                                 ----------    ------------    -------------     ------------    ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
     Net sales................................   $       --      $   20,231     $    14,285        $       --      $   34,516
     Cost of sales............................           --          13,913           9,854                --          23,767
                                                 ----------      ----------     -----------        ----------      ----------
       Gross profit...........................           --           6,318           4,431                --          10,749
     Selling, administrative and product
       development expenses...................          188           2,852           3,383                --           6,423
     Amortization of intangible assets........           20             274             217                --             511
                                                 ----------      ----------     -----------        ----------      ----------
       Operating income (loss) ...............         (208)          3,192             831                --           3,815
     Interest expense.........................          215             908           1,035                --           2,158
     Equity in income (loss) of subsidiaries..         (354)             --              --               354              --
     Foreign currency (gain) loss.............            2              40           3,472                --           3,514
                                                 ----------      ----------     -----------        ----------      ----------
     Income (loss) before minority interest
        and income taxes......................         (779)          2,244          (3,676)              354          (1,857)
     Provision (benefit) for income taxes.....           --              --          (1,078)               --          (1,078)
                                                 ----------      ----------     -----------        ----------      ----------
       Income (loss) before minority
         interest.............................         (779)          2,244          (2,598)              354            (779)
     Minority interest........................           --              --              --                21              21
                                                 ----------      ----------      ----------        ----------      ----------
     Net income (loss)........................   $     (779)     $    2,244     $    (2,598)       $      333      $     (800)
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                                                  GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                   ISSUERS      SUBSIDIARIES     SUBSIDIARIES      ADJUSTMENTS   CONSOLIDATED
                                                 ----------     ------------    -------------     -------------  ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
     Net cash provided by (used for) operating
       activities..............................  $    1,940     $   3,562       $   (1,241)        $       --     $    4,261
                                                 ----------     ---------       ----------         ----------     ----------
     Cash flows from investing activities:
       Acquisition of property and equipment...          --        (1,938)            (506)                --         (2,444)
       Acquisitions, net of cash acquired......          --            --          (21,774)                --        (21,774)
                                                 ----------     ---------       ----------         ----------     ----------

       Net cash used for investing activities..          --        (1,938)         (22,280)                --        (24,218)
                                                 ----------     ----------      ----------         ----------     ----------
     Cash flows from financing activities:
       Change in intercompany debt.............         (32)       (2,863)           2,903                 (8)            --
       Increase (decrease) in revolving loan...      (1,900)           --               --                 --         (1,900)
       Repayment of debt.......................          --            --             (888)                --           (888)
       Distributions to members................          (8)           (8)              --                  8             (8)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by financing
         activities............................      (1,940)       (2,871)           2,015                 --         (2,796)
                                                 ----------     ---------       ----------         ----------     ----------
     Effect of exchange rate changes...........          --            --              331                 --            331
     Net increase (decrease) in cash...........          --        (1,247)         (21,175)                --        (22,422)
     Cash at beginning of period...............          --         2,761           24,587                 --         27,348
                                                 ----------     ---------       ----------         ----------     ----------
     Cash at end of period.....................  $       --     $   1,514       $    3,412         $       --     $    4,926
                                                 ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997


                                                               GUARANTOR     NON-GUARANTOR    ELIMINATIONS/
                                                   ISSUERS    SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                 ----------   ------------   -------------    -------------    ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
     Net cash provided by (used for) operating
       activities..............................  $       --     $     324       $   (2,067)    $       --     $   (1,743)
                                                 ----------     ---------       ----------     ----------     ----------
     Cash flows from investing activities:
       Acquisition of property and
          equipment............................          --          (369)            (373)            --           (742)
                                                 ----------     ---------       ----------     ----------     ----------
       Net cash used for investing activities...         --          (369)            (373)            --           (742)
                                                 ----------     ---------       ----------     ----------     ----------
     Cash flows from financing activities:
       Change in intercompany debt.............         196        (2,414)           2,414           (196)            --
       Increase in revolving loan..............          --         2,800               --             --          2,800
       Repayment of debt.......................          --          (162)          (1,088)            --         (1,250)
       Distributions to members................        (196)         (198)              --            196           (198)
                                                 ----------     ---------       ----------     ----------     ----------
       Net cash provided by financing
         activities............................          --            26            1,326             --          1,352
                                                 ----------     ---------       ----------     ----------     ----------
     Effect of exchange rate changes...........          --            --             (572)            --           (572)
     Net increase (decrease) in cash...........          --           (19)          (1,686)            --         (1,705)
     Cash at beginning of period...............          --            91            2,423             --          2,514
                                                 ----------     ---------       ----------     ----------     ----------
     Cash at end of period.....................  $       --     $      72       $      737     $       --     $      809
                                                 ==========     =========       ==========     ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         ADVANCED ACCESSORY SYSTEMS, LLC
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this Form 10-Q. Discussions containing forward-looking statements may be found in the material set forth below. These may include statements projecting, forecasting or estimating Company performance and industry trends. General risks that may impact the achievement of such forecasts include, but are not limited to: compliance with new laws and regulations, general economic conditions in the markets in which the Company operates, fluctuation in demand for the Company's products, significant raw material price fluctuations, and other business factors. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. The Company does not intend to update these forward-looking statements.

GENERAL

         Chase Capital Partners and certain members of the Company's management formed the Company in September 1995 to make strategic acquisitions of automotive exterior accessory manufacturers and to integrate those acquisitions into a global enterprise that would be a preferred supplier to the automotive industry. In September 1995, the Company, through its SportRack, LLC subsidiary ("SportRack"), acquired substantially all of the net assets of the MascoTech Accessories division of MascoTech, Inc., a North American supplier of rack systems and accessories to the automotive original equipment manufacturers ("OEM") market and aftermarket.

         In October 1996, the Company acquired all the capital stock of Brink B.V., a private company with limited liability incorporated under the laws of The Netherlands and a European supplier of towing systems and accessories to the automotive OEM market and aftermarket. In December 1996, ownership of Brink B.V. and its subsidiaries was transferred to a newly formed subsidiary of the Company, Brink International B.V. ("Brink").

         In August 1997, the Company formed Valley Industries, LLC to acquire the net assets of Valley Industries, Inc. ("Valley"), a North American supplier of towing systems and accessories to the automotive OEM market and aftermarket.

         Two smaller acquisitions were completed in July 1997 by a subsidiary of SportRack, SportRack International, Inc. SportRack International acquired from Bell Sports Corporation the net assets of its SportRack division, a Canadian supplier of rack systems and accessories to the automotive aftermarket. SportRack International also acquired the capital stock of Nomadic Sports, Inc., a Canadian supplier of rack systems and accessories to the automotive OEM market and aftermarket.

         In January 1998, the Company through Brink International B.V., acquired the net assets of the towbar segment of Ellebi S.p.A. ("Ellebi") for an aggregate purchase price of approximately $22 million including estimated costs of the transaction. Ellebi is an Italian manufacturer and distributor of towing systems to the European automotive OEM market and aftermarket. The acquisition was financed primarily through the Company's acquisition revolving note. Total revenue for Ellebi was $21.3 million for the year ended December 31, 1997.

         In February 1998, the Company through SportRack International, Inc., acquired the net assets of Transfo-Rakzs, Inc. (Tranfo-Rakzs) for an aggregate purchase price of approximately $1.1 million, including estimated costs of the transaction. Transfo-Rakzs is a designer, manufacturer and distributor of rear hitch rack carrying systems and related products to Canada and the U.S. The acquisition was financed primarily through borrowings under the Company's revolving credit facility. Total revenue for Transfo-Rakzs, Inc. was $498,000 for the year ended December 31, 1997.

         In each instance, the acquisition was accounted for in accordance with the purchase method of accounting and the operating results of the acquired company have been included in the Company's consolidated financial statements since the date of the respective acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

         Net Sales. Net sales for the first quarter of 1998 were $74.0 million, representing an increase of $39.5 million, or 114.5%, over net sales for the first quarter of 1997. This increase resulted primarily from the acquisitions of Valley, SportRack International, Ellebi and Transfo-Rakzs which combined net sales totaled $30.7 during the first quarter of 1998. The remaining increase of $8.8 million is attributable to continued net sales growth of the Company's SportRack and Brink subsidiaries.

                         ADVANCED ACCESSORY SYSTEMS, LLC
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


         Gross Profit. Gross profit for the first quarter of 1998 was $20.0 million, representing an increase of $9.3 million, or 86.5%, over the gross profit for the first quarter of 1997. This increase resulted primarily from the increase in net sales, partially offset by a decrease in the gross margin percentage. Gross profit as a percentage of net sales was 27.1% in the first quarter of 1998 compared to 31.1% in the first quarter of 1997. This decrease in gross profit margins resulted from lower gross profit margins of newly acquired businesses, particularly at SportRack International, which had high development costs and a significant weather related disruption in operations in January 1998.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first quarter of 1998 were $12.4 million, representing an increase of $5.9 million, or 92.3%, over the selling, administrative and product development expenses for the first quarter of 1997, reflecting the increase in net sales. Selling, administrative and product development expenses as a percentage of net sales decreased to 16.7% in the first quarter of 1998 from 18.6% in the first quarter of 1996. This decrease relative to net sales reflects the impact of spreading certain fixed costs over a higher sales base offset partially by higher selling, administrative and product development expense as a percentage of net sales for newly acquired businesses.

         Operating income. Operating income for the first quarter of 1998 was $6.9 million, an increase of $3.1 million, or 81.2%, over operating income for the first quarter of 1997 reflecting the increase in net sales. Operating income as a percentage of net sales decreased to 9.3% in the first quarter of 1998 from 11.1% in the first quarter of 1997 reflecting a decrease in gross margins, offset partially by a decrease in selling, general and product development expenses as a percentage of net sales.

         Interest expense. Interest expense for the first quarter of 1998 was $4.9 million, an increase of $2.8 million, or 128.7%, over interest expense for the first quarter of 1997. The increase was primarily due to additional borrowings to finance (i) the acquisition of SportRack International in July 1997, (ii) the acquisition of Valley in August 1997, (iii) the acquisition of Ellebi in January 1998, (iv) the acquisition of Transfo-Rakzs in February 1998 and (v) the effect of the issuance of $125 million of the Company's 9 3/4 Senior Subordinated Notes in October 1997, which proceeds were used to repay debt from the acquisition of Valley and other then existing debt.

         Foreign currency loss. Foreign currency loss in the first quarter of 1998 was $1.0 million, compared to a foreign currency loss of $3.5 million in the first quarter of 1997. The Company's Foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. dollars. During the first quarter of 1997 the U.S. dollar began to strengthen significantly in relation to the Dutch Guilder, the functional currency of Brink. At December 31, 1996, the exchange rate of the Dutch Guilder to the U.S. dollar was 1.75:1, whereas at March 31, 1997 the exchange rate was 1.88:1, or a 7.4% decline in the relative value of the Dutch Guilder. In the first quarter of 1998, the relationship between the two currencies has become less volatile. At December 31, 1997, the exchange rate of the Dutch Guilder to the U.S. dollar was 2.02:1, whereas at March 31, 1998 the exchange rate was 2.05:1, or a 1.5% decline in the relative value of the Dutch Guilder during the quarter.

         Net income (loss). Net income for the first quarter of 1998 was $2.1 million, as compared to a net loss of $800,000 in the first quarter of 1997, an increase of $2.9 million. The increase in net income is attributable to increased operating income and decreased foreign currency loss offset by increased interest expense related to the acquisitions of Valley, SportRack International, Ellebi and Transfo-Rakzs.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         The Company's principal liquidity requirements are to service its debt under its Amended and Restated Credit Agreement, the Canadian Credit Agreement and the Company's Senior Subordinated Notes, and to meet its working capital and capital expenditure needs.

         Working capital at March 31, 1998 was $54.9 million, a decrease of $9.5 million as compared to December 31, 1997. Cash decreased to $4.9 million at March 31, 1998 from $27.3 million at December 31, 1997 primarily as a result of the purchase of Ellebi in January 1998 for approximately $21.0 million. Accounts receivable, inventories, and accounts payable at March 31, 1998 increased $11.6 million, $11.7 million, and $8.0 million, respectively, as compared to December 31, 1997; the Ellebi and Transfo-Rakzs acquisitions resulted in $4.2 million, $11.3 million, and $2.3 million, respectively of the increases. Increased sales in the first quarter as compared to the fourth quarter of 1997, attributable to seasonal activity in the European towing systems aftermarket and continued growth in the U.S. OEM light truck market, caused increases in accounts receivable of approximately $7.4 million. Accounts payable increased by approximately $5.7 million during the quarter as a result of the timing of payments to suppliers and increased business activity.

                         ADVANCED ACCESSORY SYSTEMS, LLC
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998


         Key elements of the consolidated statement of cash flows are:

                                                                              First Quarter
                                                                          1998             1997
                                                                          ----             ----
                 Net cash provided by (used for) operating activities   $  4,261        $ (1,743)
                 Net cash used in investing activities                   (24,218)           (742)
                 Net cash provided by (used for) financing activities     (2,796)          1,352

         Cash flows from operating activities reflect the Company's net income, adjusted for non-cash items and changes in working capital. Non-cash charges for depreciation and amortization were $3.5 million and $2.2 million for the first quarters of 1998 and 1997, respectively.

         Investing cash flows include acquisitions of property and equipment of $2.4 million and $742,000 during the first quarter of 1998 and 1997, respectively. Increased acquisitions of property and equipment reflect greater volume of equipment replacement and upgrades for Valley and SportRack International, which were acquired during the third quarter of 1997. The Company's ability to make capital expenditures is subject to restrictions under the Credit Agreement.

         Investing cash flows also include $21.8 million during the first quarter of 1998 for the acquisition of Ellebi and Transfo-Rakzs. The Company expects to make an additional payment to the sellers of Ellebi totaling $1.1 million during the second quarter of 1998 representing the final installment for the purchase of Ellebi.

         Financing cash flows for the first quarter of 1998 and 1997 included,
(i) scheduled principal repayments under the Company's term notes of $888,000 and $1.3 million, respectively, (ii) net repayments of $1.9 million in 1998 and net borrowings of $2.8 million in 1997 under the Company's revolving credit facilities, and (iii) distributions to members in amounts sufficient to meet their tax liability on the Company's domestic taxable income which accrues to individual members.

CAPITAL RESOURCES

         The Company's indebtedness was $194.5 million and $197.1 million at March 31, 1998 and December 31, 1997, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its Revolving Credit Facilities. As of March 31, 1998, the Company had borrowed $2.8 million under the revolving credit facilities and had $22.2 million of available borrowing capacity. Management believes that, as of March 31, 1998, the Company was in compliance with the various covenants under the debt agreements pursuant to which it has borrowed or may borrow money and believes the Company will remain in compliance with such covenants in all material respects through the period ending March 31, 1999. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the Revolving Credit Facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

         The Company intends to pursue acquisitions which will expand its customer base by providing an entree to new customers, including expansion into selected geographic areas. Management believes that such acquisitions should provide additional opportunities for increased net sales and cash flow by enhancing the Company's manufacturing and marketing capabilities. However, future acquisitions, if any, may require additional third party financing and there can be no assurances that such funds would be available on terms satisfactory to the Company, if at all.

         Capital expenditures for the first quarter of 1998 were $2.4 million. The Company expects that capital expenditures for 1998 will be approximately $10.0 million, the 1998 limit under the Company's Credit Agreement, and that such expenditures will be adequate for normal growth and replacement.

                         ADVANCED ACCESSORY SYSTEMS, LLC
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998



INTERNATIONAL OPERATIONS

         For the first quarter of 1998, approximately 31% of net sales were from international operations. As of March 31, 1998, approximately 45 % of identifiable assets were associated with these operations and the company had debt denominated in currencies other than the U.S. dollar of approximately $16.7 million. The Company's international operations may be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Most revenues, costs and expenses of these operations are denominated in the local currencies. The financial position and results of operations of these foreign subsidiaries are measured using the local currency as the functional currency. The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The balance of these contracts as of March 31, 1998 was not significant, and the Company does not use derivative financial instruments for trading or speculative purposes.

YEAR 2000

         The Company has established an internal task force at each significant operating subsidiary to develop and implement a plan to address Year 2000 issues, including relationships with customers and suppliers. While the assessment is ongoing, based on currently available information the Company believes that it will be able to resolve Year 2000 issues in a timely manner through modification, upgrading or replacement of certain externally purchased software to Year 2000 compliant versions and upgrading or replacing certain machinery and equipment through normal, or in some cases accelerated, replacement programs. The Company does not believe that the incremental cost to resolve the Year 2000 issues will have a material impact on capital expenditures or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standard Board has issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," and No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which require a change in the method for determining and reporting business segment information and revise employer's disclosures about pension and other postretirement benefit plans. Although, the Company operates in one business segment, SFAS No. 131 will require the Company to report revenues and long-lived assets on a country level. SFAS No. 132 will standardize the Company's disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. These statements will be adopted by the Company in fiscal 1998 as required and, as such statements relate to matters of disclosure, will not have an effect upon the Company's operating results.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

                         ADVANCED ACCESSORY SYSTEMS, LLC



                    PART II. OTHER INFORMATION AND SIGNITURE

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security-holders

         None

Items 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)        Exhibits

                  EXHIBIT NUMBER                            DESCRIPTION
                 ----------------                     -----------------------
                       27                             Financial Data Schedule

         (b)        Reports on Form 8-K

                  None

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  ADVANCED ACCESSORY SYSTEMS, LLC
                                  (Registrant)




Date:   May 15, 1998              /s/ TERENCE C. SEIKEL
                                  ---------------------
                                  Terence C. Seikel
                                  Vice President, Finance and Administration
                                  - Chief Financial Officer
                                  (chief accounting officer
                                  and authorized signatory)

                                EXHIBIT INDEX
                                -------------


Exhibit No.                 Description
-----------                 -----------
     27                     Financial Data Schedule