Form 10-K/A
period 1997-12-31
ADVANCED ACCESSORY SYSTEMS LLC
filed 1998-06-09
CIK 1057836

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 ------------

                                 FORM 10-K/A

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



     The number of the Registrant's Class A Units, outstanding at
                          March 31, 1998 was 16,411.




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

Item 6.  SELECTED HISTORICAL FINANCIAL DATA.................................10

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................12

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........16

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................16


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................................43


                                    PART III

Item 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................43

Item 11. EXECUTIVE COMPENSATION.............................................44

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.........................................................46

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................47


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K...........................................................47



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


     In January 1998, the Company through Brink International B.V., acquired the net assets of the towbar segment of Ellebi S.p.A for an aggregate purchase price of approximately $22 million including estimated costs of the transaction. The towbar segment of Ellebi S.p.A. is a manufacturer and distributor of towing systems to the automotive OEM market and aftermarket. The acquisition was financed primarily through the Company's Acquisition revolving note. Total revenue for the towbar segment of Ellebi S.p.A. was $21.3 million for the year ended December 31, 1997.



     In February 1998, the Company through SportRack International, Inc., acquired the net assets of Transfo-Rakzs for an aggregate purchase price of approximately $1.1 million, including estimated costs of the transaction. Transfo-Rakzs is a designer, manufacturer and distributor of rear hitch rack carrying systems and related products to Canada and the U.S. The acquisition was financed primarily through borrowings under the Company's revolving credit facility. Total revenue for Transfo-Rakzs, Inc. was $498,000 for the year ended December 31, 1997.

COMPETITIVE ADVANTAGES


     Leading Global Market Position. Based on its knowledge of the industry, the Company believes that it is one of the world's largest designers, manufacturers and suppliers of towing systems and one of the world's largest designers, manufacturers and suppliers of rack systems. The Company also believes, based on its knowledge of the industry, that it is the largest supplier of towing systems in Europe, the largest supplier of towing systems to automotive OEMs in North America and the second largest supplier of towing systems to the aftermarket in North America. Based on its knowledge of the industry, the Company also believes that it is one of the two largest suppliers of rack systems sold to automotive OEMs in the North America. The Company has 19 engineering, manufacturing and distribution facilities strategically located in the United States, Canada, The Netherlands, Denmark, Germany, the United Kingdom, Sweden, Italy and France. By virtue of its size and global presence, the Company believes it benefits from several competitive advantages, including the ability to (i) satisfy local design, production, quality and timing requirements of global OEMs; (ii) provide "one-stop shopping" for customers' product and service requirements; (iii) optimize plant production; (iv) maximize its raw material purchasing power; (v) spread its selling, administrative and product development expenses over a large base of net sales; and (vi) develop and maintain state-of-the-art production facilities.


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


     Comprehensive Product Line. The Company continues to position itself as a leading supplier to its customers for a growing range of products and services. Through its offering of over 2,000 towing system models, the Company's products fit virtually every light vehicle produced in North America and Europe. The Company is one of a limited number of European manufacturers with such a broad product line that also satisfies European Community ("EC") regulatory safety standards, even though such standards have not yet been adopted by each EC member country. Competitors whose products do not satisfy such standards face substantial design and testing costs to offer a comparable product line that meets these safety standards. The Company has provided OEMs with fixed rack systems for approximately half of the light truck models produced in North America that utilize vehicle-specific fixed racks. The Company's innovative Mondial(R) product line of detachable rack systems, which consists of only 14 stock keeping units ("SKUs"), is able to fit substantially all the light vehicles produced in North America and Europe, while some competitors' comparable product lines consist of more than 200 SKUs. The Company believes that its broad product offerings also facilitate strategic partnerships with automotive aftermarket wholesalers, retailers and installers.


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


    Increased Levels of Manufacturing in North America by Transplants. As a result of the relative cost advantage of producing vehicles in North America, many foriegn automobile manufacturers with manufacturing operations in the United States ("transplants") have increased their share of North American light vehicle production from approximately 6% in 1986 to approximately 20% in 1996. Industry sources forecast that this trend will continue. For example, both Mercedes Benz and BMW commenced manufacturing in the U.S. in 1996. In addition, Toyota has announced plans to build its T-100 pickup truck in Indiana by 1998, Honda has announced plans to build its Odyssey minivan in North America by 1999, and BMW has announced plans to build its E-53 SUV in North America by 1999. The Company believes that increased levels of manufacturing of light trucks in North America by transplants will benefit full service, high quality suppliers with North American operations such as the Company.


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


CUSTOMERS AND MARKETING


    Management believes that the Company's strong and diverse industry relationships are based on its reputation for high service levels, strong technical support, innovative product development, high quality and competitive pricing. On a pro forma basis, sales to OEM and aftermarket customers represented approximately 65% and 35% of the Company's net sales, respectively, in 1997. In addition, on a pro forma basis, sales to Chrysler and General Motors were approximately 27% and 16%, respectively, of the Company's aggregate net sales in 1997. Based upon publicly available information, the Company does not believe that the proposed merger between Chrysler and Daimler-Benz will have a material impact on its sales or results of operations.


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


    Automotive Aftermarket. The Company sells its products directly into the automotive aftermarket through a number of channels, including wholesalers, retailers and installers, through its internal sales force and outside sales representatives. The largest of the Company's aftermarket customers include U-Haul, Pep Boys, Balkamp, Advance Auto Parts, Coast Distribution System, Discount Auto Parts, Ace Hardware and Canadian Tire. The Company believes that it has established a reputation as a highly reliable aftermarket supplier able to meet its customers' requirements for on-time deliveries while minimizing the carrying levels of inventory. For example, the Company began supplying towing systems to U-Haul (which the Company believes, based on its research, is the largest installer of towing systems in the United States) in 1994 and for the year ended December 31, 1997, supplied approximately 50% of U-Haul's towing system requirements. The Company believes aftermarket customers such as U-Haul represent opportunities to cross-sell existing products such as rack systems and accessories.


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


         4) On August 5, 1997 pursuant to an Asset Purchase Agreement among Valley Industries, LLC, Valley Industries, Inc., certain affiliates of Valley Industries, Inc., Robert L. Fisher and Roger T. Morgan dated August 5, 1997, the Company issued an aggregate of 802 of its Class A Units for an aggregate purchase price of $4.5 million, to Robert L. Fisher and Roger
                  T. Morgan.


         5) On October 31, 1997 pursuant to an Asset Purchase Agreement among Bell Sports Corp., Bell Sports Canada, Inc. and Advanced Accessory Systems Canada Inc./Les Systems d' Accessorie Advanced Canada Inc. dated as of July 2, 1997, the Company issued an aggregate of 100 of its Class A Units for an aggregate purchase price of $500,000 to Jean M. Maynard.


         6) On December 31, 1997 the Company issued 140 of its Class A Units to CB Capital Investors, Inc. (an affiliate of CCP) in exchange for its 1% interest in SportRack.


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

                                                            PREDECESSOR                                      COMPANY
                                             ------------------------------------------ --------------------------------------------
                                                     YEAR ENDED           PERIOD FROM     PERIOD FROM               YEAR ENDED
                                                    DECEMBER 31,         JANUARY 1 TO   SEPTEMBER 28, TO           DECEMBER 31,
                                             -------------------------   SEPTEMBER 27,    DECEMBER 31,    --------------------------
                                                 1993         1994            1995            1995           1996(1)        1997(2)
                                             ------------ ------------   -------------- ----------------  ------------   ----------
                                                      (DOLLARS IN THOUSANDS)                  (DOLLARS IN THOUSANDS)
        STATEMENT OF OPERATIONS DATA:
        Net sales..........................    $ 59,081     $ 60,882       $ 48,698         $  16,299       $ 81,466       $188,678
        Cost of sales......................      48,369       47,716         38,645            12,458         53,607        135,556
                                               --------     --------       --------         ---------       --------       --------
          Gross profit.....................      10,712       13,166         10,053             3,841         27,859         53,122
        Selling, administrative and product
          development expenses.............       6,585        7,313          6,107             1,472         13,413         31,350
        Amortization of intangible assets..          --           --             --               546          2,475          2,336
                                               --------     --------       --------         ---------       --------       --------
          Operating income.................       4,127        5,853          3,946             1,823         11,971         19,436
        Other (income) expense
          Interest expense(3)..............          --           --             --               975          4,312         12,627
          Foreign currency loss(4).........          --           --             --                --          1,330          6,097
          Other, net.......................         665         (105)            65               (22)           (80)            --
                                               --------     --------       --------         ---------       --------       --------
          Income before minority interest,
            extraordinary charge and income
            taxes..........................       3,462        5,958          3,881               870          6,409            712
        Provision (benefit) for income
          taxes(5).........................       1,247        2,114          1,324                --           (491)        (2,856)
                                               --------     --------       --------         ---------       --------       --------
          Income before minority interest
          and extraordinary charge.........       2,215        3,844          2,557               870          6,900          3,568
        Minority interest..................          --           --             --                 9             69             97
                                               --------     --------       --------         ---------       --------       --------
          Income before extraordinary
            charge.........................       2,215        3,844          2,557               861          6,831          3,471
        Extraordinary charge(6)............          --           --             --                --          1,970          7,416
                                               --------     --------       --------         ---------       --------       --------
          Net income (loss)................    $  2,215     $  3,844       $  2,557         $     861       $  4,861       $ (3,945)
                                               ========     ========       ========         =========       ========       ========
        OTHER DATA:
        Cash flows from operating
          activities.......................    $  8,683     $  1,165       $  3,741         $   1,390       $  9,917       $  6,982
        Cash flows used for investing
          activities.......................       2,213        1,392          2,079            46,538         57,463         79,733
                                               --------     --------       --------         ---------       --------       --------
        Cash flows from financing
          activities.......................      (6,259)         289         (1,666)           46,785         48,605         97,080
                                               --------     --------       --------         ---------       --------       --------
        EBITDA(7)..........................       4,890        6,773          4,735             2,651         16,448         27,916
        Depreciation.......................         763          920            789               282          2,002          6,144
        Capital expenditures...............       2,213        1,392          2,079               491          3,124          7,751
        Ratio of EBITDA to interest expense........................................              2.72x          3.81x          2.21x
        Ratio of earnings to fixed charges(8)......................................              1.89x          2.43x          1.06x

        BALANCE SHEET DATA (AT END OF PERIOD)
        Cash...............................    $     10     $      8       $      3         $   1,637       $  2,514       $ 27,348
        Working capital....................        (612)       3,518          4,002             3,960         14,368         64,375
        Total assets.......................      15,070       21,743         24,698            59,979        148,359        265,483
        Total debt, including current
          maturities.......................          --           --             --            34,900         93,142        197,126
        Mandatorily redeemable warrants....          --           --             --               200          3,498          3,507
        Equity.............................       8,940       13,664         15,794            14,221         18,463         16,444


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

(7) EBITDA is defined as operating income plus depreciation and amortization, which definition may not be comparable to similarly titled measures reported by other companies. EBITDA is presented because it is generally accepted as providing useful information regarding a company's ability to service and/or incur indebtedness. However, EBITDA should not be considered in isolation from or as an alternative to net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. In addition, funds depicted by the EBITDA measurement are not fully available for discretionary use because of debt service requirements, expenditures for capital replacement and expansion, and the need to conserve funds for other commitments and uncertainties.

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


     In January 1998, the Company through Brink International B.V., acquired the net assets of the towbar segment of Ellebi S.p.A for an aggregate purchase price of approximately $22 million including estimated costs of the transaction. The towbar segment of Ellebi S.p.A. is a manufacturer and distributor of towing systems to the automotive OEM market and aftermarket. The acquisition was financed primarily through the Company's Acquisition revolving note. Total revenue for the towbar segment of Ellebi S.p.A. was $21.3 million for the year ended December 31, 1997.



     In February 1998, the Company through SportRack International, Inc., acquired the net assets of Transfo-Rakzs for an aggregate purchase price of approximately $1.1 million, including estimated costs of the transaction. Transfo-Rakzs is a designer, manufacturer and distributor of rear hitch rack carrying systems and related products to Canada and the U.S. The acquisition was financed primarily through borrowings under the Company's revolving credit facility. Total revenue for Transfo-Rakzs, Inc. was $498,000 for the year ended December 31, 1997.


SUMMARY RESULTS OF OPERATIONS

    The following table presents the major components of the statement of operations together with percentages of each component as a percentage of net sales.



                                                     YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------
                                       1995(1)               1996                  1997
                                -------------------  --------------------  --------------------
                                                    (DOLLARS IN THOUSANDS)
Net sales......................  $64,997     100.0%   $ 81,466     100.0%  $ 188,678     100.0%
  Gross profit.................   13,894      21.4%     27,859      34.2%     53,122      28.2%
Selling, administrative and
  product development
  expenses.....................    7,579      11.7%     13,413      16.5%     31,350      16.6%
Amortization of intangible
  assets.......................      546        .8%      2,475       3.0%      2,336       1.2%
  Operating income.............    5,769       8.9%     11,971      14.7%     19,436      10.3%
Interest expense...............      975       1.5%      4,312       5.3%     12,627       6.7%
Foreign currency loss..........       --       --        1,330       1.6%      6,097       3.2%
Income before minority
  interest, extraordinary
  charge and income taxes......    4,751       7.3%      6,409       7.9%        712        .4%
Extraordinary charge...........       --        --       1,970       2.4%      7,416       3.9%
Net income (loss) .............    3,418       5.3%      4,861       6.0%     (3,945)     (2.1%)


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


    Gross profit. Gross profit for 1997 was $53.1 million, representing an increase of $25.3 million, or 90.7%, over the gross profit for 1996. This increase resulted from the increase in net sales offset by a decrease in the gross margin. Gross profit as a percentage of net sales was 28.2% in 1997 compared to 34.2% in 1996. The decrease in gross margin resulted from a lower gross margin on sales contributed by Valley and a lower gross margin on sales of rack systems to the OEM's due to (i) launch costs related to new programs, (ii) lower margins on certain newly launched programs, and (iii) price rebates on certain OEM programs.



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


    Extraordinary charge. The extraordinary charge resulting from debt extinguishment in 1997 ws $7.4 million. In connection with the issuance of $125 million aggregate principal amount of 9 3/4% Senior Subordinated Promissory Notes due 2007 (the "Notes"), the Company repaid, in full, its Senior Subordinated Debt and Junior Subordinated Guilder Note and repaid a portion of certain term notes under the Amended and Restated Credit Agreement. In connection with such debt extinguishments, the Company recorded an extraordinary charge comprised of $1.4 million in prepayment penalties, $3.1 million of unamortized debt discount and $3.2 million of unamortized debt issuance costs, less $400,000 of tax benefit.



    Net income (loss). The net loss for 1997 was $3.9 million as compared to net income of $4.9 in 1996, a decrease of $8.8 million. Operating income for 1997 was $19.4 million, representing an increase of $7.5 million, or 62.4% over operating income for 1996. The increased operating income, resulting from inclusion of Brink's operating results for a full year in 1997 as compared to two months in 1996, the Valley Acquisition in August 1997, and the SportRack International Acquistion in July 1997, was offset by increased interest costs associated with such acquisitions ($8.3 million), increased foriegn currency loss related to Brink Acquistion debt denominated in U.S. dollars ($4.8 million), and an increase in an extraordinary charge resulting from debt extinguishment ($5.4 million), collectively offset by an increase in the related income tax benefit ($2.4 million).


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

        Extraordinary charge. The extraordinary charge resulting from debt extinguishment in 1996 was $2.0 million. In connection with the Brink Acquisition, the Company repaid, in full, borrowings under a credit agreement and senior subordinated loan agreement. In connection with such debt extinguishments, the Company recorded an extraordinary charge comprised of $1.6 million in prepayment penalties, $220,000 of unamortized debt discount and $150,000 of unamortized debt issuance costs.


        Net income (loss). The net income for 1996 was $4.9 million as compared to net income of $3.4 in 1995, an increase of $1.5 million. Operating income for 1996 was 12.0 million, representing an increase of $6.2 million, or 107.5% over operating income for 1995. The increased operating income, resulting from increased gross margins and inclusion of Brink's operating results for two months in 1996, was offset by increased interest costs associated with such acquisition ($3.3 million), increased foreign currency loss related to Brink Acquisition debt denominated in U.S. dollars ($1.3 million), and an increase in an extraordinary charge resulting from debt extinguishment ($2.0 million), collectively offset by an increase in the related income tax benefit ($1.8 million).


Liquidity and Capital Resources

        The Company's principal liquidity requirements are to service its debt under its existing credit facillities and meet its working capital needs and capital expenditure needs. The Company's indebtedness at December 31, 1997 was $197.1 million.

Working Capital and Cash Flows

        Working capital and key elements of the consolidated statement of cash flows are:



                                                    1995      1996      1997
                                                    ----      ----      ----
Working capital ...............................   $  3,960   $ 14,368  $ 64,375
Cash flows provided by operating
  activities (1)...............................      5,131      9,917     6,982
Cash flows used for investing activities (1)...    (48,617)   (57,463)  (79,733)
Cash flows provided financing activities (1) ..     45,119     48,605    97,080


(1) Represents the combination of the historical cash flows for the Predecessor for the period January 1, 1995 to September 27, 1995 together with the cash flows of the Company from September 28, 1995 to December 31, 1995 (the period subsequent to the acquisiton of the Predecessor by the Company).

Operating Activities

        Cash flows from operating activities reflect the Company's net income, adjusted for non-cash items and changes in working capital. Non-cash charges for depreciation and amortization were $1.7 million. $4.7 million, and $9.4 million for 1995, 1996, and 1997, respectively, primarily as a result of the Brink, Valley, and SportRack International acquisitions.

        Cash increased to $27.3 million at December 31, 1997 from $2.5 million at December 31, 1996 primarily as a result of borrowings of 21.0 million on December 31, 1997 which were used to acquire Ellebi on January 2, 1998. Accounts receivable and inventories increased $24.7 million and $13.8 million, respectively, at December 31, 1997 as compared to December 31, 1996 of which $18.0 million and $14.6 million, respectively, related to the Valley and SportRack International acquisitions. The remaining increase in accounts receivable at December 31, 1997 results from the timing of collections from large customers, primarily OEM's. During 1998 management will focus on reducing inventory levels, primarily within its foreign operations. Accounts payable and accrued expenses increased $9.8 million and $7.6 million, respectively, at December 31, 1997 as compared to December 31, 1996 of which $10.5 million and $3.5 million, respectively, related to the Valley and SportRack International acquisitions.

        The Company's European and Canadian subsidiaries have income tax net operating loss carryforwards ("NOLs") of approximately $8.0 million and $1.1 million, respectively, at December 31, 1997. The European NOLs have no expiration date and the Canadian NOLs expire primarily in 2004.

Investing Activities

        Investing cash flows include acquisitions of property and equipment of $2.6 million, $3.1 million, and $7.8 million in 1995, 1996 and 1997, respectively. On a pro forma basis for 1997, capital expenditures were $10.3 million and are limited to $10.0 million for 1998 under the terms of the Amended and Restated Credit Agreement. The Company estimates that capital expenditures for 1998 will be primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's 1998 capital expenditures are anticipated to include approximately $4.0 million for replacing and upgrading existing equipment. The Company's ability to make capital expenditures is subject to restrictions in the Amended and Restated Credit Agreement.

        Investing cash flows also include $46.0 million, $54.3 million, and $70.9 million in 1995, 1996, and 1997, respectively, for the acquisiton of the Predecessor (September 1995), Brink (October 1996), SportRack International and Valley (July and August 1997, respectively).


Financing Activities

        Financing cash flows include borrowings of $31.0 million, $46.1 million, and $90.5 million in 1995, 1996, and 1997, respectively for the acquisition of the Predecessor (September 1995), Brink (October 1996), SportRack International and Valley (July and August 1997, respectively), and Ellebi (January 1998). Debt issuance costs in connection with such borrowings were $1.8 million, $2.6 million and $2.6 million in 1995, 1996, and 1997, respectively. In October 1997 the Company issued the Notes. Proceeds from the issuance, which totaled $124.5 million, were used to reduce or eliminate certain of the Company's outstanding senior and subordinated debt and to pay $4.7 million in offering costs. Proceeds from the issuance of membership units were $13.5 million, $4.6 million, and $5.0 million in 1995, 1996, and 1997, respectively. Distributions to members, in amounts suffcient to meet the tax liability on the Company's domestic taxable income which accrues to individual members, were $3.7 million in 1996 and $2.9 million in 1997.

Debt and Credit Sources

        Borrowings under the Company's existing credit facilities bear interest at floating rates which require interest payments on varying dates depending on the interest rate option selected by the Company. Under the terms of the Company's existing credit facilities, the Company will be required to make principal payments totaling approximately $3.7 million in 1998, $4.7 million in 1999, $11.2 million in 2000, and $11.9 million in 2001. The Company is also required to purchase and maintain interest rate protection with respect to a portion of the term loans for three years. The Notes bear interest at 9.75% which is payable semiannually in arrears. See "Note 3" to the Company's "Consolidated Financial Statements" for additional information regarding the credit facilities.


        The Company is exposed to interest rate volatility with regard to variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility. At Decemebr 31, 1996 and 1997 the notional value of interest rate swaps was $18.5 million. Under the terms of the interest rate swap agreements, the Company pays a fixed interest rate on debt equal to the notional value. The effects of interest rate swaps are reflected in interest expense and are not material.


        The Company expects that its primary sources of cash will be from operating activities and borrowings under the Revolving Credit Facility. As of December 31, 1997, the Company has $4.7 million borrowed under the Revolving Credit Facility and Canadian Revolving Note and has $20.3 million available borrowing capacity. As part of the Amended and Restated Credit Agreement, Chase and NBD committed to provide a $22.0 million Acquisition Revolving Note to finance acquisitons. On December 31, 1997, the Company borrowed $21.0 million under the Acquisition Revolving Note and used such proceeds to acquire the net operating assets of the towbar segment of Ellebi S.p.A. on January 2, 1998. Future acquisitions, if any, may require additional third party financing and there can be no assurances that such funds would be available on terms satisfactory to the Company, if at all.

        The Company's ability to satisfy its debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Amended and Restated Credit Agreement or a successor facility. The Company anticipates that, based on current and expected levels of operations, its operating cash flow, together with borrowings under the Amended and Restated Credit Agreement, should be sufficient to meet its debt service, working capital and capital expenditure requirements for the forseeable future, although no assurances can be given in this regard, including as to the ability to increase revenues or profit margins. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all, including, whether, and on what terms, the Company could raise equity capital. See "Forward Looking Statements" for more information that may effect the Company's results of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS


     The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") No. 130 "Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information" which will require the disclosure of total comprehensive income and change the method for determining and reporting business segment information. The Company's components of comprehensive income will include net income from operations and other comprehensive income, which for the Company will include foreign currency translation adjustments. The Company operates in one business segment, however, SFAS No. 131 will require the Company to report revenues and long-lived assets on a country level. These statements are effective for fiscal years beginning after December 15, 1997.


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

Price Waterhouse LLP

Bloomfield Hills, Michigan
August 25, 1997

                         ADVANCED ACCESSORY SYSTEMS, LLC

                           CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996         1997
                                                                   ------       ------
                                                                   (DOLLAR AMOUNTS IN
                                                                        THOUSANDS
                                                                   EXCEPT UNIT-RELATED
                                                                         DATA)
                               ASSETS
   Current assets
     Cash.....................................................    $  2,514     $ 27,348
     Accounts receivable, less reserves of $605 and $1,699,
        respectively..........................................      18,807       43,523
     Inventories..............................................      20,652       34,408
     Other current assets.....................................       4,083        6,469
                                                                  --------     --------
          Total current assets................................      46,056      111,748
   Property and equipment, net................................      41,828       55,928
   Goodwill, net..............................................      56,799       85,889
   Intangible assets, net.....................................       2,635        7,595
   Deferred income taxes......................................         856        3,626
   Other noncurrent assets....................................         185          697
                                                                  --------     --------
                                                                  $148,359     $265,483
                                                                  ========     ========

                  LIABILITIES AND MEMBERS' EQUITY
   Current liabilities
     Current maturities of long-term debt.....................    $  5,500     $  3,746
     Accounts payable.........................................      13,668       23,479
     Accrued liabilities......................................      11,228       18,815
     Deferred income taxes....................................       1,292        1,333
                                                                  --------     --------
          Total current liabilities...........................      31,688       47,373
                                                                  --------     --------
   Noncurrent liabilities
     Deferred income taxes....................................       4,613        3,545
     Other noncurrent liabilities.............................       2,271        1,234
     Long-term debt, less current maturities..................      87,642      193,380
                                                                  --------     --------
          Total noncurrent liabilities........................      94,526      198,159
                                                                  --------     --------
   Commitments and contingencies (Note 10)
   Mandatorily redeemable warrants............................       3,498        3,507
                                                                  --------     --------
   Minority interest..........................................         184           --
                                                                  --------     --------
   Members' equity
     Class A Units 25,000 authorized, 15,369 and 16,411
   issued at December 31, 1996 and 1997, respectively.........      17,922       23,163
     Class B Units, 2,000 units authorized, no Units issued
   at December 31, 1996 and 1997..............................          --           --
     Currency translation adjustment..........................         (89)        (490)
     Retained earnings (deficit)..............................         630       (6,229)
                                                                  --------     --------
                                                                    18,463       16,444
                                                                  --------     --------
                                                                  $148,359     $265,483
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
                                                                            ========

--------------------------------------------------------------------------------

                                                                             COMPANY
                                                       ------------------------------------------------------
                                                                      CURRENCY        RETAINED       TOTAL
                                                        MEMBERS'    TRANSLATION      EARNINGS       MEMBERS'
                                                        CAPITAL      ADJUSTMENT      (DEFICIT)      EQUITY
                                                        -------      ----------      ---------      ------
Sale of membership interest on September 28,
  1995 ..........................................      $ 13,860       $     --       $     --       $ 13,860
Notes receivable for unit purchase ..............          (500)            --             --           (500)
                                                       --------       --------       --------       --------
                                                         13,360             --             --         13,360
Net income for the period from September 28, 1995
  through December 31, 1995 .....................            --             --            861            861
                                                       --------       --------       --------       --------
Balance at December 31, 1995 ....................        13,360             --            861         14,221
Issuance of additional units ....................         4,562             --             --          4,562
Accretion of membership warrants ................            --             --         (1,400)        (1,400)
Currency translation adjustment..................            --            (89)            --            (89)
Net income for 1996..............................            --             --          4,861          4,861
Distributions to members, net of minority
 interest .......................................            --             --         (3,692)        (3,692)
                                                       --------       --------       --------       --------
Balance at December 31, 1996 ....................        17,922            (89)           630         18,463
Issuance of additional units ....................         5,250             --             --          5,250
Accretion of membership warrants ................            (9)            --             --             (9)
Currency translation adjustment..................            --           (401)            --           (401)
Net (loss) for 1997..............................            --             --         (3,945)        (3,945)
Distributions to members, net of minority
 interest .......................................            --             --         (2,914)        (2,914)
                                                       --------       --------       --------       --------
Balance at December 31, 1997 ....................      $ 23,163       $   (490)      $ (6,229)      $ 16,444
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

PRINCIPLES OF CONSOLIDATION

    The Company includes the accounts of the following:


SportRack, LLC................  100% owned by Advanced Accessory Systems, LLC
  SportRack Automotive GmbH...  A German corporation, 100% owned by SportRack,
                                LLC
  SportRack International, Inc. A Canadian corporation, 100% owned by SportRack,
                                LLC
AAS Holdings, Inc.............  100% owned by Advanced Accessory Systems, LLC
  Brink International B.V.....  A Dutch corporation, 100% owned by AAS Holdings,
                                Inc.
Valley Industries, LLC........  99% owned by Advanced Accessory Systems, LLC and
                                1% owned by SportRack, LLC
Valtek, LLC...................  99% owned by Advanced Accessory Systems, LLC and
                                1% owned by SportRack, LLC
AAS Capital Corporation.......  100% owned by Advanced Accessory Systems, LLC


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

CUSTOMER TOOLING


    The Company incurs costs to develop new tooling used in the manufacture of products sold to OEM's. In certain instances, the tooling becomes the property of the OEM and the Company is reimbursed by the OEM for the cost of the tooling, or in certain instances, recovers all or a portion of such costs through incremental increases in unit selling prices. Management makes periodic estimates of the total costs to be incurred for customer tooling projects and makes provisions for tooling costs which will not be recovered, if any, when such amounts are known. Actual costs have not been materially diffrent from estimated amounts. Customer tooling in-process is included in other current assets in the accompanying consolidated balance sheets.


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

    Effective December 31, 1997 CB Capital Investors, Inc. (an affiliate of
CCP), a majority owner of the Company, exchanged its one percent interest of SportRack, L.L.C. for 140 Class A Units of the Company.

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

                       ADVANCED ACCESSORY SYSTEMS, LLC

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

11.      SEGMENT INFORMATION

        The Company operates in one industry segment and all sales are to unaffiliated customers. Revenues and operating income by geographic area, accumulated by the geographic area where the revenue originated, and identifiable assets by geographic area are as follows:



                                                                    Predecessor                   Company
                                                                    -----------      ----------------------------------
                                                                    Period from        Period from
                                                                     January 1,       September 28,      Year Ended
                                                                    1995 through      1995 through      December 31,
                                                                    September 27,      December 31,   -----------------
                                                                        1995              1995         1996      1997
                                                                    ------------      -------------    ----      ----
Revenues
  United States and Canada..................................          $48,698            $16,299     $ 73,895   $124,769
  Europe....................................................                -                  -        7,571     63,909
                                                                      -------            -------     --------   --------
                                                                      $48,698            $16,299     $ 81,466   $188,678
                                                                      =======            =======     ========   ========
Operating income
  United States and Canada..................................          $ 3,946            $ 1,823     $ 12,383   $ 14,422
  Europe....................................................                -                  -         (412)     5,014
                                                                      -------            -------     --------   --------
                                                                      $ 3,946            $ 1,823     $ 11,971   $ 19,436
                                                                      =======            =======     ========   ========

                                                                                                         Year Ended
                                                                                                        December 31,
                                                                                                      -----------------
                                                                                                       1996      1997
                                                                                                       ----      ----

Indentifiable assets                                                                                 $ 62,011   $169,065
  United States and Canada..................................
  Europe....................................................                                           86,348     96,418
                                                                                                     --------   --------
                                                                                                     $148,359   $265,483
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

13.      CONDENSED CONSOLIDATING INFORMATION


    The Notes have been issued by the Company and its wholly-owned subsidiary, AAS Capital Corporation and are guaranteed on a full and unconditional and joint and several basis, by all of the Company's wholly-owned domestic subsidiaries. The following condensed consolidating financial information for 1997 presents the financial position, results of operations and cash flows of
(i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subidiaries which are domestic, wholly-owned subidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and Valteck LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V., SportRack International, Inc., and SportRack Automotive GmbH. The financial position and operating results of the non-guarantor subsidiaries do not include any allocation of overhead or similar charges except that certain foreign subsidiaries are charged interest on their intercompany debt balance. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that the separate financial statements are not material to investors. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at December 31, 1997.
    Guarantor subsidiaries for 1995 include SportRack LLC and AAS Holdings, Inc. and their financial statements are those of the Company and the Predecessor. Guarantor subsidiaries for 1996 include SportRack LLC and AAS Holdings, Inc.
and their financial statements are substantially those of the Company and include Brink, a non-guarantor subsidiary acquired October 30, 1996. The 1996 consolidated results of operations include Brink for the two months ended December 31, 1996 and reflect Brink's net sales $7,571 and a net loss of $1,353. At December 31, 1996, Brink's total assets and total liabilities were $86,348 and $75,574, respectively. Valtek, LLC was formed in November 1997 and is not significant.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997


                                                       GUARANTOR     NON-GUARANTOR   ELIMINATIONS/
                                           ISSUERS    SUBSIDIARIES   SUBSIDIARIES     ADJUSTMENTS    CONSOLIDATED
                                           -------    ------------   -------------   -------------   ------------
                                                               (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
Current assets
  Cash...................................  $     --     $  2,217       $ 25,131        $      --       $ 27,348
  Accounts receivable....................        --       31,649         11,874               --         43,523
  Inventories............................        --       14,835         19,573               --         34,408
  Other current assets...................        --        4,912          1,557               --          6,469
                                           --------     --------       --------        ---------       --------
       Total current assets..............        --       53,613         58,135               --        111,748
                                           --------     --------       --------        ---------       --------
Property and equipment, net..............        --       28,009         27,919               --         55,928
Goodwill, net............................     1,145       61,431         23,313               --         85,889
Intangible assets, net...................     5,558          722          1,315               --          7,595
Deferred income taxes and other
  noncurrent assets......................        --          384          3,939               --          4,323
Investment in subsidiaries...............    26,500       10,022             --          (36,522)            --
Intercompany notes receivable............   115,056           --             --         (115,056)            --
                                           --------     --------       --------        ---------       --------
       Total Assets......................  $148,259     $154,181       $114,621        $(151,578)      $265,483
                                           ========     ========       ========        =========       ========
LIABILITIES AND MEMBERS' EQUITY
Current liabilities
  Current maturities of long-term debt...  $     --     $     --       $  3,746        $      --       $  3,746
  Accounts payable.......................        --       19,053          4,426               --         23,479
  Accrued liabilities and deferred income
     taxes...............................     4,202        7,180          8,766               --         20,148
                                           --------     --------       --------        ---------       --------
       Total current liabilities.........     4,202       26,233         16,938               --         47,373
                                           --------     --------       --------        ---------       --------
Deferred income taxes and other non
  current liabilities....................        --        1,318          3,461               --          4,779
Long-term debt, less current
  maturities.............................   126,436           --         66,944               --        193,380
Intercompany debt........................        --       89,218         25,838         (115,056)            --
Mandatorily redeemable warrants..........     3,507           --             --               --          3,507
Members' equity..........................    14,114       37,412          1,440          (36,522)        16,444
                                           --------     --------       --------        ---------       --------
       Total liabilities and members'
          equity.........................  $148,259     $154,181       $114,621        $(151,578)      $265,483
                                           ========     ========       ========        =========       ========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997


                                                    GUARANTOR      NON-GUARANTOR    ELIMINATIONS/
                                        ISSUERS    SUBSIDIARIES    SUBSIDIARIES      ADJUSTMENTS     CONSOLIDATED
                                        -------    ------------    -------------    -------------    ------------
                                                              (DOLLAR AMOUNTS IN THOUSANDS)
Net sales...........................    $    --      $122,294         $66,384          $    --         $188,678
Cost of sales.......................         --        89,647          45,909               --          135,556
                                        -------      --------         -------          -------         --------
  Gross profit......................         --        32,647          20,475               --           53,122
Selling, administrative and product
  development expenses..............        721        14,685          15,944               --           31,350
Amortization of intangible assets...         53         1,571             712               --            2,336
                                        -------      --------         -------          -------         --------
  Operating income (loss)...........       (774)       16,391           3,819               --           19,436
Interest expense....................      3,348         3,760           5,519               --           12,627
Equity in income (loss) of
  subsidiaries......................      5,169            --              --           (5,169)              --
Foreign currency (gain) loss........     (1,041)           --           7,138               --            6,097
                                        -------      --------         -------          -------         --------
Income (loss) before minority
  interest and income taxes.........      2,088        12,631          (8,838)          (5,169)             712
Provision (benefit) for income
  taxes.............................         --            --          (2,856)              --           (2,856)
                                        -------      --------         -------          -------         --------
  Income (loss) before minority
     interest.......................      2,088        12,631          (5,982)          (5,169)           3,568
Minority interest...................         --            97              --               --               97
Extraordinary charge resulting from
  debt extinguishment...............      6,153           525             738               --            7,416
                                        -------      --------         -------          -------         --------
Net income (loss)...................    $(4,065)     $ 12,009         $(6,720)         $(5,169)        $ (3,945)
                                        =======      ========         =======          =======         ========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997



                                                    GUARANTOR      NON-GUARANTOR    ELIMINATIONS/
                                       ISSUERS     SUBSIDIARIES    SUBSIDIARIES      ADJUSTMENTS     CONSOLIDATED
                                       -------     ------------    -------------    -------------    ------------
                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Net cash provided by (used in)
  operating activities.............    $  3,522      $  5,092        $ (1,632)         $    --        $   6,982
                                       --------      --------        --------          -------        ---------
Cash flows from investing
  activities:
  Acquisition of machinery and
     equipment.....................          --        (6,005)         (1,746)              --           (7,751)
  Amount due from sellors of Valley
     Industries, Inc...............          --        (1,150)             --               --           (1,150)
  Acquisition of subsidiaries, net
     of cash acquired..............          --       (56,478)        (14,354)              --          (70,832)
                                       --------      --------        --------          -------        ---------
Net cash used for investing
  activities.......................          --       (63,633)        (16,100)              --          (79,733)
                                       --------      --------        --------          -------        ---------
Cash flows from financing
  activities
  Change in intercompany debt......     (99,971)       76,412          23,559               --               --
  Proceeds from issuance of debt...     124,529        55,000          35,521               --          215,050
  Increase (decrease) in revolving
     loan..........................       1,900        (4,300)          2,904               --              504
  Repayment of debt................     (27,699)      (63,500)        (22,049)              --         (113,248)
  Debt issuance costs..............      (7,280)           --              --               --           (7,280)
  Issuance of membership units.....       4,999            --              --               --            4,999
  Distributions from
     subsidiaries..................       2,915            --              --           (2,915)              --
  Distributions to members.........      (2,915)       (2,945)             --            2,915           (2,945)
                                       --------      --------        --------          -------        ---------
Net cash provided by financing
  activities.......................      (3,522)       60,667          39,935               --           97,080
                                       --------      --------        --------          -------        ---------
Effect of exchange rate changes....          --            --             505               --              505
Net increase (decrease) in cash....          --         2,126          22,708               --           24,834
Cash at beginning of period........          --            91           2,423               --            2,514
                                       --------      --------        --------          -------        ---------
Cash at end of period..............    $     --      $  2,217        $ 25,131          $    --        $  27,348
                                       ========      ========        ========          =======        =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III


ITEM 10.   MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names and ages of each of the individuals that currently serves as a member (each, a "Board Member") of the Company's board of managers (the "Board of Managers"), executive officer and other significant employee of the Company. The Board Members are designated pursuant to the Members Agreement and serve at the pleasure of the Members. The officers of the Company are chosen by the Board of Managers and serve at the pleasure of the Board of Managers.


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

                                                                   PERCENTAGE
             NAME AND ADDRESS(1)                  UNITS OWNED      OWNERSHIP(2)
   ------------------------------------------   ---------------   --------------
   CB Capital Investors, Inc.(3) ............          10,251          60.61%
   380 Madison Avenue, 12th Floor
   New York, New York 10017
   MascoTech, Inc. ..........................           1,500           9.14
   275 Rex Boulevard
   Auburn Hills, Michigan 48326
   Celerity Partners ........................           1,500           9.14
   c/o Mark Benham
   300 Sand Hill Road
   Building 4, Suite 230
   Menlo Park, California 94025
   F. Alan Smith(4) .........................             429           2.59
   Marshall D. Gladchun(5) ..................             915           5.44
   Roger T. Morgan ..........................              89           0.54
   c/o Valley Industries, LLC
   32501 Dequindre
   Madison Heights, Michigan 48071
   Terence C. Seikel(6) .....................             360           2.17
   Richard E. Borghi(7) .....................             366           2.18
   Barry Banducci(8) ........................             357           2.16
   59 Old Quarry Road
   Guildford, Connecticut 06437
   Gerard J. Brink ..........................             410           2.50
   Lijsterbeslaan 10
   B-2950 Kapellen
   Belgium
   All directors and executive officers as a
   group (9 persons) ........................           2,926          16.83

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

(3) CB Capital Investors, Inc. is an affiliate of CCP. Includes 501 Units subject to warrants exercisable within 60 days.

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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Chase Securities Inc. ("CSI"), The Chase Manhattan Bank ("Chase"), The Chase Manhattan Bank of Canada ("Chase Canada") and CCP are affiliates of CB Capital Investors, Inc., which owns approximately 48.1% of the Company's issued and outstanding voting securities on a fully diluted basis. CSI acted as an Initial Purchaser in connection with the Offering, for which it received customary fees. Chase is agent bank and a lender to the Company under the Amended and Restated Credit Agreement and has received customary fees and reimbursement of expenses in such capacities. Chase Canada is agent bank and a lender to the Company under the Canadian Credit Agreement and has received customary fees and reimbursement of expenses in such capacities. Chase received its proportionate share, $6.0 million, of the repayment by the Company of $90.0 million under the Amended and Restated Credit Agreement from the proceeds of the Offering. An affiliate of CCP and CSI held a portion of the Senior Subordinated Debt and received its proportionate share, $10.7 million, including prepayment penalties of $700,000, of the repayment by the Company of such debt from the proceeds of the Offering. As a result of the Offering, such affiliate was relieved of its obligation to provide up to an additional $20.0 million of senior subordinated debt financing. In addition, an affiliate of CSI and CCP purchased a portion of the Notes in connection with the Offering and will not be participating in the Exchange Offer. Donald J. Hofmann, Jr., a general partner of CCP, is a member of the Board of Managers of the Company. In addition, CSI, Chase and their affiliates participate on a regular basis in various investment banking and commercial banking transactions for the Company and its affiliates.

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

                                    Advanced Accessory Systems, LLC

                                    By: /s/ Marshall D. Gladchun
                                        ----------------------------------------
                                            Marshall D. Gladchun
                                        President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 9th day of June, 1998, by the following persons on behalf of the registrant and in the capacities as indicated.


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