Form 10-Q
period 1998-06-30
ADVANCED ACCESSORY SYSTEMS LLC
filed 1998-08-14
CIK 1057836

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ________________

                                 ______________


                     COMMISSION FILE NUMBER  ______________

                                 ______________


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

                  Yes X                                 No


================================================================================

                        ADVANCED ACCESSORY SYSTEMS, LLC

                                     INDEX


                                                                 Page No.

Part I.   Financial Information

           Item 1.  Financial Statements

                    Consolidated Condensed Balance Sheets as of     1
                     June 30, 1998 and December 31, 1997

                    Consolidated Condensed Statements of Income     2
                     for the Three and Six Months Ended
                     June 30, 1998 and 1997

                    Consolidated Condensed Statements of            3
                     Cash Flows for the Six Months Ended
                     June 30, 1998 and 1997

                    Consolidated Condensed Statement of Changes     4
                     in Members' Equity for the Six Months
                     Ended June 30, 1998

                    Notes to Consolidated Condensed Financial       5
                     Statements

           Item 2.  Management's Discussion and Analysis of        13
                     Financial Condition and Results of
                     Operations

           Item 3.  Quantitive and Qualitative Disclosures About   17
                     Market Risk


Part II.  Other Information and Signature


           Item 1.  Legal Proceedings                              18

           Item 2.  Changes in Securities                          18

           Item 3.  Defaults Upon Senior Securities                18

           Item 4.  Submission of Matters to a Vote of             18
                     Security-holders

           Item 5.  Other Information                              18

           Item 6.  Exhibits and Reports on Form 8-K               18

           Signature                                               19

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        ADVANCED ACCESSORY SYSTEMS, LLC
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                    June 30,  December 31,
      ASSETS                                          1998        1997
      Current assets
           Cash                                     $  8,692      $ 27,348
           Accounts receivable, less reserves
            of $2,835 and $1,699, respectively        53,957        43,523
           Inventories
            Finished goods                            13,382        15,624
            Work-in-process                           11,581         5,040
            Raw materials                             14,919        13,744
                                                    --------  ------------
           Total inventories                          39,882        34,408

           Other current assets                        7,733         6,469
                                                    --------  ------------
                      Total current assets           110,264       111,748

      Property and equipment, net                     62,270        55,928
      Goodwill, net                                   93,486        85,889
      Other intangible assets, net                     6,502         7,595
      Deferred income taxes                            4,618         3,626
      Other noncurrent assets                          1,451           697
                                                    --------  ------------
                                                    $278,591      $265,483
                                                    ========  ============

      LIABILITIES AND MEMBERS' EQUITY
      Current liabilities
           Current maturities of long-term debt     $  3,663      $  3,746
           Accounts payable                           30,021        23,479
           Accrued liabilities                        20,882        18,815
           Deferred income taxes                       1,332         1,333
                                                    --------  ------------
                      Total current liabilities       55,898        47,373
                                                    --------  ------------

      Noncurrent liabilities
           Deferred income taxes                       3,148         3,545
           Other noncurrent liabilities                4,164         1,234
           Long-term debt, less current maturities   189,389       193,380
                                                    --------  ------------
                      Total noncurrent liabilities   196,701       198,159
                                                    --------  ------------

      Mandatorily redeemable warrants                  3,657         3,507
                                                    --------  ------------

      Members' equity
       Class A units                                  23,040        23,163
       Currency translation adjustment                  (458)         (490)
       Retained earnings (accumulated deficit)          (247)       (6,229)
                                                    --------  ------------
                                                      22,335        16,444
                                                    --------  ------------
                                                    $278,591      $265,483
                                                    ========  ============






               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        ADVANCED ACCESSORY SYSTEMS, LLC
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                         Three Months Ended    Six Months Ended
                                              June 30,             June 30,
                                          1998       1997       1998      1997
Net sales                                 $84,252    $37,112  $158,279   $71,628
Cost of sales                              61,510     25,058   115,488    48,825
                                        ---------  ---------  --------  --------
     Gross profit                          22,742     12,054    42,791    22,803
Selling, administrative
 product development expenses              12,330      6,586    24,680    13,009
Amortization of intangible assets             940        497     1,725     1,008
                                        ---------  ---------  --------  --------
     Operating income                       9,472      4,971    16,386     8,786
                                        ---------  ---------  --------  --------
Other income (expense)
     Interest expense                      (4,617)    (2,548)   (9,553)   (4,706)
     Foreign currency gain (loss), net        431       (752)     (611)   (4,266)
     Other income (expense)                  (866)       161      (866)      161
                                        ---------  ---------  --------  --------
Income (loss) before minority
 interest and income taxes                  4,420      1,832     5,356       (25)
Provision (benefit) for income
 taxes                                        429       (290)     (742)   (1,368)
                                        ---------  ---------  --------  --------
Income before minority interest             3,991      2,122     6,098     1,343
Minority interest                              --         22        --        43
                                        ---------  ---------  --------  --------
Net income                                 $3,991     $2,100    $6,098    $1,300
                                        =========  =========  ========  ========


















               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        ADVANCED ACCESSORY SYSTEMS, LLC
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                        Six Months Ended
                                                             June 30,
                                                     1998               1997
 CASH FLOWS FROM (USED FOR) OPERATING
  ACTIVITIES:
     Net income                                      $6,098             $1,300
     Adjustments to reconcile net income to net
       cash provided by operating activities
       Depreciation and amortization                  7,578              4,171
       Loss on disposal of property and equipment        93                 --
       Deferred taxes                                (1,759)            (1,751)
       Foreign currency loss                            611              2,780
       Changes in assets and liabilities, net           339             (5,566)
                                                   --------            -------

       Net cash provided by operating
        activities                                   12,960                934
                                                   --------            -------

 CASH FLOWS USED FOR INVESTING ACTIVITIES:
     Acquisition of property and equipment           (5,511)            (2,078)
     Acquisitions, net of cash acquired             (22,740)                --
                                                   --------            -------

       Net cash used for investing
        activities                                  (28,251)            (2,078)
                                                   --------            -------

 CASH FLOWS FROM (USED FOR) FINANCING
  ACTIVITIES:
     Net increase (reduction) in revolving loan      (1,900)             5,500
     Payments on long-term debt                      (1,765)            (2,435)
     Issuance of membership units                        27                 --
     Distributions to members                          (116)            (2,080)
                                                   --------            -------

       Net cash provided by (used for) financing
        activities                                   (3,754)               985
                                                   --------            -------

     Effect of exchange rate changes                    389               (174)
                                                   --------            -------
     Net decrease in cash                           (18,656)              (333)
     Cash at beginning of period                     27,348              2,514
                                                   --------            -------
     Cash at end of period                           $8,692             $2,181
                                                   ========            =======









               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)




                                                           Retained
                                             Currency      earnings     Total
                                   Class A  translation  (accumulated  members'
                                    units   adjustment     deficit)     equity
                                   -------  -----------  ------------  --------
 Balance at December 31, 1997      $23,163       $ (490)     $ (6,229)  $16,444
 Accretion of membership warrants     (150)          --            --      (150)
 Issuance of additional units           27           --            --        27
 Distributions to members               --           --          (116)     (116)
 Currency translation adjustment        --           32            --        32
 Net income                             --           --         6,098     6,098
                                   -------  -----------  ------------  --------
 Balance at June 30, 1998          $23,040       $ (458)       $ (247)  $22,335
                                   =======  ===========  ============  ========



















               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



1.   BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 1998 and December 31, 1997 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the three and six months ended June 30, 1998 and 1997.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal period. Actual results could differ from those estimates.

2.   NEW BUSINESSES

     On January 2, 1998 the Company through Brink International B.V., acquired the net assets of the towbar segment of Ellebi S.p.A. for an aggregate purchase price of approximately $22,000, including costs of the transaction. Ellebi S.p.A. is an Italian manufacturer and distributor of towing systems to the European automotive OEM market and aftermarket. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $3,250. The acquisition was financed primarily through the Company's Acquisition Revolving Note.

     In February 1998, the Company, through SportRack International, Inc., acquired the net assets of Transfo-Rakzs, Inc. for an aggregate purchase price of approximately $1,100, including costs of the transaction. Transfo-Rakzs is a designer, manufacturer and distributor of rear hitch rack carrying systems and related products to Canada and the U.S. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $900. The acquisition was financed with proceeds from the Company's Revolving Line of Credit.

     In addition to the Ellebi and Transfo-Rakzs acquisitions consummated during the first quarter of 1998, discussed above, during the third quarter of 1997 the Company acquired the net assets of the business of Valley Industries, Inc., the net assets of the business of the SportRack division of Bell Sports Canada, Inc ("Bell") and the stock of Nomadic Sports, Inc. Each acquisition has been accounted for under the purchase method of accounting with the results of operations included in the accompanying financial statements from the respective dates of acquisition.

     Pro forma sales and net income for the second quarter of 1997 are $70,295, and $1,809, respectively, and are $133,130, and $1,299, respectively, for the first half of 1997. This pro forma data illustrates the estimated effects as if the acquisitions had been completed January 1, 1997, after including the impact of certain adjustments for goodwill amortization, depreciation, interest expense and the related income tax effects. Pro forma data for the three and six month periods ended June 30, 1998 is not presented as such data is substantially that of the Company for the period. The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period and are not intended to be a projection of future results of operations.

3.   MINORITY INTEREST

     Effective December 31, 1997, Chase Capital Partners, a majority owner of the Company, exchanged its one percent interest in SportRack, LLC, the Company's then (prior to the exchange) 99% owned subsidiary, for a one percent interest in the Company. As of that date and during the six months ended June 30, 1998, no minority interests existed in any of the Company's subsidiaries. Accordingly, no provision for minority interest has been made as of and for the three or six months ended June 30, 1998.

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



4.   COMPREHENSIVE INCOME

     Comprehensive income for the second quarter of 1998 and 1997 of $3,997 and $1,667, respectively, and for the first six months of 1998 and 1997 of $6,130 and $915, respectively, includes reported net income adjusted by the non-cash effect of changes in the cumulative translation adjustment.

5.   CHANGE IN ESTIMATE

     In July 1997 the Company, through SportRack International, acquired from Bell the net assets of its SportRack division, a Canadian supplier of rack systems and accessories to the automotive aftermarket for approximately $13,500. At the acquisition date, the Company recorded approximately $1,200 of goodwill representing the excess of the purchase price over the then estimated fair value of net assets acquired. In June 1998, an uncertainty was resolved and it was determined that the fair value of certain accounts receivable, inventory and tooling acquired from Bell had a fair value less than the original estimate and the Company revised its estimate of the SportRack International goodwill. Additional goodwill of approximately $4,500, net of a $2,000 reimbursement from Bell, was recorded as of June 30, 1998. During the second half of 1998 management will continue to assess and develop a business plan for the SportRack International operations.

     As a result of information that became available during management's reassessment of the SportRack International operations, accounts receivable and inventory valuation allowances aggregating approximately $850 were recorded and charged to operations as other expense as of June 30, 1998.


6.   CONDENSED CONSOLIDATING INFORMATION

     On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4 % Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack International, Inc, and its subsidiary., and SportRack Automotive GmbH. The guarantor and non-guarantor subsidiaries for the six months ended June 30, 1998 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity, including interest on intercompany debt balances. During the three and six month periods ended June 30, 1997 only foreign subsidiaries have been charged interest on intercompany balances. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that the separate financial statements are not material to investors. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at June 30, 1998.

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



6.   CONDENSED CONSOLIDATING INFORMATION -- (continued)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1998


                                                    GUARANTOR    NON-GUARANTOR  ELIMINATIONS/
                                         ISSUERS   SUBSIDIARIES   SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                                         -------   ------------  -------------  ------------    ------------
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
Current assets
 Cash..................................  $     --      $  1,086       $  7,606     $      --       $  8,692
 Accounts receivable...................        --        34,341         19,616            --         53,957
 Inventories...........................        --        14,342         25,540            --         39,882
 Other current assets..................        15         4,200          3,518            --          7,733
                                         --------  ------------  -------------  ------------   ------------
     Total current assets..............        15        53,969         56,280            --        110,264
                                         --------  ------------  -------------  ------------   ------------
 Property and equipment, net...........        --        28,243         34,027            --         62,270
 Goodwill, net.........................     1,125        60,345         32,016            --         93,486
 Intangible assets, net................     5,323           340            839            --          6,502
 Deferred income taxes and other
  noncurrent assets....................        --           428          5,641            --          6,069
 Investment in subsidiaries............    32,230        10,022             --       (42,252)            --
 Intercompany notes receivable.........   111,380            --             --      (111,380)            --
                                         --------  ------------  -------------  ------------   ------------
     Total Assets......................  $150,073      $153,347       $128,803     $(153,632)      $278,591
                                         ========  ============  =============  ============   ============

LIABILITIES AND MEMBERS'
 EQUITY
Current liabilities
 Current maturities of long-term
  debt.................................  $     --      $     --       $  3,663     $      --       $  3,663
 Accounts payable......................        --        18,015         12,006            --         30,021
 Accrued liabilities and deferred
  income taxes.........................     3,495         7,214         11,505            --         22,214
                                         --------  ------------  -------------  ------------   ------------
     Total current liabilities.........     3,495        25,229         27,174            --         55,898
                                         --------  ------------  -------------  ------------   ------------
Deferred income taxes and other
 noncurrent liabilities................       787         1,273          5,252            --          7,312
Long-term debt, less current
 maturities............................   124,550            --         64,839            --        189,389
Intercompany debt......................        --        80,148         31,232      (111,380)            --
Mandatorily redeemable warrants........     3,657            --             --            --          3,657
Members' equity........................    17,584        46,697            306       (42,252)        22,335
                                         --------  ------------  -------------  ------------   ------------
     Total liabilities and members'
       equity..........................  $150,073      $153,347       $128,803     $(153,632)      $278,591
                                         ========  ============  =============  ============   ============

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



6.   CONDENSED CONSOLIDATING INFORMATION -- (continued)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1997


                                                    GUARANTOR    NON-GUARANTOR  ELIMINATIONS/
                                         ISSUERS   SUBSIDIARIES   SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                                         -------   ------------  -------------  ------------    ------------
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
Current assets
 Cash..................................  $     --      $  2,217       $ 25,131     $      --       $ 27,348
 Accounts receivable...................        --        31,649         11,874            --         43,523
 Inventories...........................        --        14,835         19,573            --         34,408
 Other current assets..................        --         4,912          1,557            --          6,469
                                         --------  ------------  -------------  ------------   ------------
     Total current assets..............        --        53,613         58,135            --        111,748
                                         --------  ------------  -------------  ------------   ------------
Property and equipment, net............        --        28,009         27,919            --         55,928
Goodwill, net..........................     1,145        61,431         23,313            --         85,889
Intangible assets, net.................     5,558           722          1,315            --          7,595
Deferred income taxes and other
  noncurrent assets....................        --           384          3,939            --          4,323
Investment in subsidiaries.............    26,500        10,022             --       (36,522)            --
Intercompany notes receivable..........   115,056            --             --      (115,056)            --
                                         --------  ------------  -------------  ------------   ------------
     Total Assets......................  $148,259      $154,181       $114,621     $(151,578)      $265,483
                                         ========  ============  =============  ============   ============

LIABILITIES AND MEMBERS'
 EQUITY
Current liabilities
 Current maturities of long-term debt..  $     --      $     --       $  3,746     $      --       $  3,746
 Accounts payable......................        --        19,053          4,426            --         23,479
 Accrued liabilities and deferred
  income taxes.........................     4,202         7,180          8,766            --         20,148
                                         --------  ------------  -------------  ------------   ------------
     Total current liabilities.........     4,202        26,233         16,938            --         47,373
                                         --------  ------------  -------------  ------------   ------------
Deferred income taxes and other
 noncurrent liabilities................        --         1,318          3,461            --          4,779
Long-term debt, less current
 maturities............................   126,436            --         66,944            --        193,380
Intercompany debt......................        --        89,218         25,838      (115,056)            --
Mandatorily redeemable warrants........     3,507            --             --            --          3,507
Members' equity........................    14,114        37,412          1,440       (36,522)        16,444
                                         --------  ------------  -------------  ------------   ------------
     Total liabilities and members'
      equity...........................  $148,259      $154,181       $114,621     $(151,578)      $265,483
                                         ========  ============  =============  ============   ============

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



6. CONDENSED CONSOLIDATING INFORMATION -- (continued)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998


                                                   GUARANTOR    NON-GUARANTOR  ELIMINATIONS/
                                         ISSUERS  SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                                         -------  ------------  ------------   -----------    ------------
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
Net sales..............................  $   --        $51,703       $32,549        $    --       $84,252
Cost of sales..........................      --         38,385        23,125             --        61,510
                                         ------   ------------  ------------   ------------   -----------
  Gross profit.........................      --         13,318         9,424             --        22,742
Selling, administrative and product
  development expenses.................     157          5,629         6,544             --        12,330
Amortization of intangible assets......      10            543           387             --           940
                                         ------   ------------  ------------   ------------   -----------
  Operating income (loss)..............    (167)         7,146         2,493             --         9,472
Interest expense.......................     922          1,760         1,935             --         4,617
Equity in income (loss) of subsidiaries   5,095             --            --         (5,095)           --
Foreign currency (gain) loss...........      --             --          (431)            --          (431)
Other income (expense).................      --             --          (866)            --          (866)
                                         ------   ------------  ------------   ------------   -----------
Income (loss) before income taxes......   4,006          5,386           123         (5,095)        4,420
Provision (benefit) for income taxes...      15             --           414             --           429
                                         ------   ------------  ------------   ------------   -----------
Net income (loss)......................  $3,991        $ 5,386       $  (291)       $(5,095)      $ 3,991
                                         ======   ============  ============   ============   ===========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                                   GUARANTOR    NON-GUARANTOR  ELIMINATIONS/
                                         ISSUERS  SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                                         -------  ------------  ------------   -----------    ------------
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
Net sales..............................   $  --        $18,859       $18,253          $  --       $37,112
Cost of sales..........................      --         12,849        12,209             --        25,058
                                         ------   ------------  ------------   ------------   -----------
  Gross profit.........................      --          6,010         6,044             --        12,054
Selling, administrative and product
  development expenses.................     187          2,822         3,577             --         6,586
Amortization of intangible assets......                    272           225             --           497
                                         ------   ------------  ------------   ------------   -----------
  Operating income (loss)..............    (187)         2,916         2,242             --         4,971
Interest expense.......................     347          1,000         1,201             --         2,548
Equity in income (loss) of subsidiaries     476             --            --           (476)           --
Foreign currency (gain) loss...........    (965)            42         1,675             --           752
Other income (loss)....................      --            198           (37)            --           161
                                         ------   ------------  ------------   ------------   -----------
Income (loss) before minority interest
  and income taxes.....................     907          2,072          (671)          (476)        1,832
Provision (benefit) for income taxes...      --             --          (290)            --          (290)
                                         ------   ------------  ------------   ------------   -----------
  Income (loss) before minority
    interest...........................     907          2,072          (381)          (476)        2,122
Minority interest......................      --             --            --             22            22
                                         ------   ------------  ------------   ------------   -----------
Net income (loss)......................   $ 907        $ 2,072       $  (381)         $(498)      $ 2,100
                                         ======   ============  ============   ============   ===========

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

6. CONDENSED CONSOLIDATING INFORMATION -- (continued)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                   GUARANTOR    NON-GUARANTOR  ELIMINATIONS/
                                         ISSUERS  SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                                         -------  ------------  ------------   -----------    ------------
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
Net sales..............................  $   --       $102,920       $55,359        $    --      $158,279
Cost of sales..........................      --         76,821        38,667             --       115,488
                                         ------   ------------  ------------   ------------   -----------
  Gross profit.........................      --         26,099        16,692             --        42,791
Selling, administrative and product
  development expenses.................     328         11,602        12,750             --        24,680
Amortization of intangible assets......      20          1,086           619             --         1,725
                                         ------   ------------  ------------   ------------   -----------
  Operating income (loss)..............    (348)        13,411         3,323             --        16,386
Interest expense.......................   1,775          3,679         4,099             --         9,553
Equity in income (loss) of subsidiaries   8,236             --            --         (8,236)           --
Foreign currency (gain) loss...........      --             --           611             --           611
Other income (expense).................      --             --          (866)            --          (866)
                                         ------   ------------  ------------   ------------   -----------
Income (loss) before income taxes......   6,113          9,732        (2,253)        (8,236)        5,356
Provision (benefit) for income taxes...      15             --          (757)            --          (742)
                                         ------   ------------  ------------   ------------   -----------
Net income (loss)......................  $6,098       $  9,732       $(1,496)       $(8,236)     $  6,098
                                         ======   ============  ============   ============   ===========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                   GUARANTOR    NON-GUARANTOR  ELIMINATIONS/
                                         ISSUERS  SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                                         -------  ------------  ------------   -----------    ------------
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
Net sales..............................   $  --        $39,090       $32,538          $  --       $71,628
Cost of sales..........................      --         26,762        22,063             --        48,825
                                         ------   ------------  ------------   ------------   -----------
  Gross profit.........................      --         12,328        10,475             --        22,803
Selling, administrative and product
  development expenses.................     375          5,674         6,960             --        13,009
Amortization of intangible assets......      20            546           442             --         1,008
                                         ------   ------------  ------------   ------------   -----------
  Operating income (loss)..............    (395)         6,108         3,073             --         8,786
Interest expense.......................     562          1,908         2,236             --         4,706
Equity in income (loss) of subsidiaries     122             --            --           (122)           --
Foreign currency (gain) loss...........    (963)            82         5,147             --         4,266
Other income (expense).................      --            198           (37)            --           161
                                         ------   ------------  ------------   ------------   -----------
Income (loss) before minority interest
  and income taxes.....................     128          4,316        (4,347)          (122)          (25)
Provision (benefit) for income taxes...      --             --        (1,368)            --        (1,368)
                                         ------   ------------  ------------   ------------   -----------
 Income (loss) before minority
   interest............................     128          4,316        (2,979)          (122)        1,343
Minority interest......................      --             --            --             43            43
                                         ------   ------------  ------------   ------------   -----------
Net income (loss)......................   $ 128        $ 4,316       $(2,979)         $(165)      $ 1,300
                                         ======   ============  ============   ============   ===========

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

6. CONDENSED CONSOLIDATING INFORMATION -- (continued)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                    GUARANTOR    NON-GUARANTOR  ELIMINATIONS/
                                         ISSUERS   SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                                         -------   ------------  ------------   -----------    ------------
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
Net cash provided by (used for)
 operating activities..................  $(1,804)     $ 13,567        $ 1,197           $ --      $ 12,960
Cash flows from investing activities:
 Acquisition of property and
   equipment...........................       --        (3,545)        (1,966)            --        (5,511)
 Acquisitions, net of cash acquired....       --            --        (22,740)            --       (22,740)
                                         -------   -----------   ------------   ------------   -----------
   Net cash used for
     investing activities .............       --        (3,545)       (24,706)            --       (28,251)
                                         -------   -----------   ------------   ------------   -----------
Cash flows from financing activities:
 Change in intercompany debt...........    3,728       (11,037)         7,360            (51)           --
 Increase (decrease) in
   revolving loan......................   (1,900)           --             --             --        (1,900)
 Repayment of debt.....................       --            --         (1,765)            --        (1,765)
 Issuance of membership units..........       27            --             --             --            27
 Distributions to members..............      (51)         (116)            --             51          (116)
                                         -------   -----------   ------------   ------------   -----------
   Net cash provided by (used for)
     financing activities..............    1,804       (11,153)         5,595             --        (3,754)
                                         -------   -----------   ------------   ------------   -----------
Effect of exchange rate changes........       --            --            389             --           389
Net decrease in cash...................       --        (1,131)       (17,525)            --       (18,656)
Cash at beginning of period............       --         2,217         25,131             --        27,348
                                         -------   -----------   ------------   ------------   -----------
Cash at end of period..................  $    --      $  1,086        $ 7,606           $ --      $  8,692
                                         =======   ===========   ============   ============   ===========

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


6. CONDENSED CONSOLIDATING INFORMATION -- (continued)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                                   GUARANTOR    NON-GUARANTOR  ELIMINATIONS/
                                         ISSUERS  SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                                         -------  ------------  ------------   -----------    ------------
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
Net cash provided by (used for)
 operating activities..................  $   --       $ 2,868        $(1,934)        $   --       $   934
Cash flows from investing activities:
 Acquisition of property and
   equipment...........................      --        (1,038)        (1,040)            --        (2,078)
                                         ------   -----------   ------------   ------------   -----------
   Net cash used for
     investing activities..............      --        (1,038)        (1,040)            --        (2,078)
                                         ------   -----------   ------------   ------------   -----------
Cash flows from financing activities:
 Change in intercompany debt...........   2,080        (2,846)         2,867         (2,101)           --
 Increase in revolving loan............      --         5,500             --             --         5,500
 Repayment of debt.....................      --        (2,435)            --             --        (2,435)
 Distributions to members..............  (2,080)       (2,101)            --          2,101        (2,080)
                                         ------   -----------   ------------   ------------   -----------
   Net cash provided by (used for)
     financing activities..............      --        (1,882)         2,867             --           985
                                         ------   -----------   ------------   ------------   -----------
Effect of exchange rate changes........      --            --           (174)            --          (174)
Net increase (decrease) in cash........      --           (52)          (281)            --          (333)
Cash at beginning of period............      --           148          2,366             --         2,514
                                         ------   -----------   ------------   ------------   -----------
Cash at end of period..................  $   --       $    96        $ 2,085         $   --       $ 2,181
                                         ======   ===========   ============   ============   ===========

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

        In June 1998, an uncertainty was resolved and it was determined that the fair value of certain accounts receivable, inventory and tooling acquired from Bell had a fair value less than the original estimate and the Company revised its estimate of the SportRack International goodwill. Additional goodwill of approximately $4,500, net of a $2,000 reimbursement from Bell, was recorded as of June 30, 1998. During the second half of 1998 management will continue to assess and develop a business plan for the SportRack International operations.

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

                        ADVANCED ACCESSORY SYSTEMS, LLC
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997.

        Net Sales. Net sales for the second quarter of 1998 were $84.3 million, representing an increase of $47.1 million, or 127.0%, over net sales for the second quarter of 1997. This increase resulted primarily from the acquisitions of Valley, SportRack International, Ellebi and Transfo-Rakzs which combined net sales totaled $36.0 million during the second quarter of 1998. The remaining increase of $11.1 million resulted primarily from increased sales of rack systems related to new programs launched since the second quarter of 1997.

        Gross Profit. Gross profit for the second quarter of 1998 was $22.7 million, representing an increase of $10.7 million, or 88.7%, over the gross profit for the second quarter of 1997. This increase resulted primarily from the increase in net sales, partially offset by a decrease in the gross margin percentage. Gross profit as a percentage of net sales was 27.0% in the second quarter of 1998 compared to 32.5% in the second quarter of 1997. This decrease in gross profit margins resulted primarily from lower gross profit margins of newly acquired businesses, particularly at SportRack International, which had low margins resulting from (i) its entry into new markets, (ii) high development costs and (iii) excess overhead resulting from its start-up phase.

        Selling, administrative and product development expenses. Selling, administrative and product development expenses for the second quarter of 1998 were $12.3 million, representing an increase of $5.7 million, or 87.2%, over the selling, administrative and product development expenses for the second quarter of 1997, reflecting the increase in net sales. Selling, administrative and product development expenses as a percentage of net sales decreased to 14.6% in the second quarter of 1998 from 17.7 % in the second quarter of 1997. This decrease relative to net sales reflects the impact of spreading certain fixed costs over a higher sales base and lower selling, administrative and product development expense as a percentage of net sales for certain newly acquired businesses other than SportRack International which has high selling, administrative and product development expenses resulting from its start-up phase.

        Operating income. Operating income for the second quarter of 1998 was $9.5 million, an increase of $4.5 million, or 90.5%, over operating income for the second quarter of 1997 reflecting the increase in net sales. Operating income as a percentage of net sales decreased to 11.2% in the second quarter of 1998 from 13.4% in the second quarter of 1997 reflecting a decrease in gross margins, offset partially by a decrease in selling, general and product development expenses as a percentage of net sales.

        Interest expense. Interest expense for the second quarter of 1998 was $4.6 million, an increase of $2.1 million, or 81.2%, over interest expense for the second quarter of 1997. The increase was primarily due to additional borrowings to finance (i) the acquisition of SportRack International in July 1997, (ii) the acquisition of Valley in August 1997, (iii) the acquisition of Ellebi in January 1998, (iv) the acquisition of Transfo-Rakzs in February 1998 and (v) the effect of the issuance of $125 million of the Company's 9 3/4% Senior Subordinated Notes in October 1997, which proceeds were used to repay debt from the acquisition of Valley and other then existing debt.

        Foreign currency gain (loss). Foreign currency gain in the second quarter of 1998 was $0.4 million, compared to a foreign currency loss of $0.8 million in the second quarter of 1997. The Company's Foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. dollars. During the second quarter of 1998, the U.S. dollar weakened in relation to the Dutch Guilder, the functional currency of Brink. At June 30, 1998, the exchange rate of the Dutch Guilder to the U.S. dollar was 2.03:1, whereas at March 31, 1998 the exchange rate was 2.09:1, or a 2.9% increase in the relative value of the Dutch Guilder. In the second quarter of 1997 the U.S. dollar strengthened in relation to the Dutch Guilder. At June 30, 1997, the exchange rate of the Dutch Guilder to the U.S. dollar was 1.96:1, whereas at March 31, 1997 the exchange rate was 1.88:1, or a 4.3% decline in the relative value of the Dutch Guilder during the quarter.

        Other income (expense). As a result of information that became available during the second quarter of 1998, management reassessed certain SportRack International operations and the Company recorded a charge of $0.9 million related to accounts receivable and inventory of the SportRack International business.

        Net income. Net income for the second quarter of 1998 was $4.0 million, compared to a $2.1 million in the second quarter of 1997, an increase of $1.9 million. The increase in net income is attributable to increased operating income and decreased foreign currency loss offset by increased interest expense related to the acquisitions of Valley, SportRack International, Ellebi and Transfo-Rakzs and a charge related to the SportRack International business.

                        ADVANCED ACCESSORY SYSTEMS, LLC
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

        Net Sales. Net sales for the first half of 1998 were $158.3 million, representing an increase of $86.7 million, or 121.0%, over net sales for the first half of 1997. This increase resulted primarily from the acquisitions of Valley, SportRack International, Ellebi and Transfo-Rakzs which combined net sales totaled $67.2 million during the first half of 1998. The remaining increase of $19.5 million resulted primarily from increased sales of rack systems related to new programs launched since the first half of 1997.

        Gross Profit. Gross profit for the first half of 1998 was $42.8 million, representing an increase of $20.0 million, or 87.7%, over the gross profit for the first half of 1997. This increase resulted primarily from the increase in net sales, partially offset by a decrease in the gross margin percentage. Gross profit as a percentage of net sales was 27.0% in the first half of 1998 compared to 31.8% in the first half of 1997. This decrease in gross profit margins resulted primarily from lower gross profit margins of newly acquired businesses, particularly at SportRack International, which had low margins resulting from (i) its entry into new markets, (ii) high development costs and (iii) excess overhead resulting from its start-up phase and (iv) a significant weather related disruption in operations in January 1998.

        Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first half of 1998 were $24.7 million, representing an increase of $11.7 million, or 89.7%, over the selling, administrative and product development expenses for the first half of 1997, reflecting the increase in net sales. Selling, administrative and product development expenses as a percentage of net sales decreased to 15.6% in the
first half of 1998 from 18.2% in the first half of 1997.   This decrease
relative to net sales reflects the impact of spreading certain fixed costs over a higher sales base and lower selling, administrative and product development expense as a percentage of net sales for certain newly acquired businesses other than SportRack International which has high selling, administrative and product development expenses resulting from its start-up phase.

        Operating income. Operating income for the first half of 1998 was $16.4 million, an increase of $7.6 million, or 86.5%, over operating income for the first half of 1997 reflecting the increase in net sales. Operating income as a percentage of net sales decreased to 10.4% in the first half of 1998 from 12.3% in the first half of 1997 reflecting a decrease in gross margins, offset partially by a decrease in selling, general and product development expenses as a percentage of net sales.

        Interest expense. Interest expense for the first half of 1998 was $9.6 million, an increase of $4.8 million, or 103.0%, over interest expense for the first half of 1997. The increase was primarily due to additional borrowings to finance (i) the acquisition of SportRack International in July 1997, (ii) the acquisition of Valley in August 1997, (iii) the acquisition of Ellebi in January 1998, (iv) the acquisition of Transfo-Rakzs in February 1998 and (v) the effect of the issuance of $125 million of the Company's 9 3/4% Senior Subordinated Notes in October 1997, which proceeds were used to repay debt from the acquisition of Valley and other then existing debt.

        Foreign currency gain (loss). Foreign currency loss in the first half of 1998 was $0.6 million, compared to a foreign currency loss of $4.3 million in the first half of 1997. The Company's Foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. dollars. During the first half of 1998 the U.S. dollar strengthened in relation to the Dutch
Guilder, the functional currency of Brink.   At June 30, 1998, the exchange rate
of the Dutch Guilder to the U.S. dollar was 2.03:1, whereas at December 31, 1997 the exchange rate was 2.02:1, or a 0.5% decline in the relative value of the Dutch Guilder. During the first half of 1997, the U.S. dollar strengthened significantly in relation to the Dutch Guilder. At June 30, 1997, the exchange rate of the Dutch Guilder to the U.S. dollar was 1.96:1, whereas at December 31, 1996 the exchange rate was 1.75:1, or a 12.0% decline in the relative value of the Dutch Guilder during the quarter.

        Other income (expense). As a result of information that became available during the second quarter of 1998, management reassessed certain SportRack International operations and the Company recorded a charge of $0.9 million related to accounts receivable and inventory of the SportRack International business.

        Net income. Net income for the first half of 1998 was $6.1 million, as compared to net income $1.3 million in the first half of 1997, an increase of $4.8 million. The increase in net income is attributable to increased operating income and decreased foreign currency loss offset by increased interest expense related to the acquisitions of Valley, SportRack International, Ellebi and Transfo-Rakzs and a charge related to the SportRack International business.

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

        Working capital at June 30, 1998 was $54.4 million, a decrease of $10.0 million as compared to December 31, 1997. Cash decreased to $8.7 million at June 30, 1998 from $27.3 million at December 31, 1997 primarily as a result of the purchase of Ellebi in January 1998 for approximately $22.0 million.


        Key elements of the consolidated statement of cash flows are:


                                                                            Six Months Ended
                                                                          1998             1997
                                                                          ----             ----
        Net cash provided by (used for) operating activities            $ 12,960         $   934
        Net cash used in investing activities                            (28,251)         (2,078)
        Net cash provided by (used for) financing activities              (3,754)            985

        Cash flows from operating activities reflect the Company's net income, adjusted for non-cash items and changes in working capital. Non-cash charges for depreciation and amortization were $7.6 million and $4.2 million for the first half of 1998 and 1997, respectively.

        Investing cash flows include acquisitions of property and equipment of $5.5 million and $2.1 million during the first half of 1998 and 1997, respectively. Increased acquisitions of property and equipment reflect greater volume of equipment replacement and upgrades for of Valley, SportRack International, Ellebi and Transfo-Rakzs, which were acquired after the first half of 1997. The Company's ability to make capital expenditures is subject to restrictions under the Credit Agreement.

        Investing cash flows also include $22.7 million during the first half of 1998 for the acquisition of Ellebi and Transfo-Rakzs.

        Financing cash flows for the first half of 1998 and 1997 include, (i) scheduled principal repayments under the Company's term notes of $1.8 million and $2.4 million, respectively, (ii) net repayments of $ 1.9 million in 1998 and net borrowings of $5.5 million in 1997 under the Company's revolving credit facilities, and (iii) distributions to members in amounts sufficient to meet their tax liability on the Company's domestic taxable income which accrues to individual members.

CAPITAL RESOURCES

        The Company's indebtedness was $193.1 million and $197.1 million at June 30, 1998 and December 31, 1997, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its Revolving Credit Facilities. As of June 30, 1998, the Company had borrowed $2.7 million under the revolving credit facilities and had $22.3 million of available borrowing capacity. Management believes that, as of June 30, 1998, the Company was in compliance with the various covenants under the debt agreements pursuant to which it has borrowed or may borrow money and believes the Company will remain in compliance with such covenants in all material
respects through the period ending June 30, 1999.   Management believes that,
based on current and expected levels of operations, cash flows from operations and borrowings under the Revolving Credit Facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

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

        Capital expenditures for the first half of 1998 were $5.5 million. The Company expects that capital expenditures for 1998 will be approximately $10.0 million, the 1998 limit under the Company's Credit Agreement, and that such expenditures will be adequate for normal growth and replacement.

INTERNATIONAL OPERATIONS

        For the first half of 1998, approximately 34.5% of net sales were from international operations. As of June 30, 1998, approximately 46.2% of identifiable assets were associated with these operations and the company had debt denominated in currencies other than the U.S. dollar of approximately $15.6 million. The Company's international operations may be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Most revenues, costs and expenses of these operations are denominated in the local currencies. The financial position and results of operations of these foreign subsidiaries are measured using the local currency as the functional currency. The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The balance of these contracts as of June 30, 1998 was not significant, and the Company does not use derivative financial instruments for trading or speculative purposes.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable

                        ADVANCED ACCESSORY SYSTEMS, LLC



                   PART II.  OTHER INFORMATION AND SIGNATURE


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security-holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a)        Exhibits

                EXHIBIT NUMBER                  DESCRIPTION
                --------------             -----------------------

                      27                   Financial Data Schedule


        (b)        Reports on Form 8-K

                None

                        ADVANCED ACCESSORY SYSTEMS, LLC

                                   SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      ADVANCED ACCESSORY SYSTEMS, LLC
                                      (Registrant)





Date:  August 14, 1998                /s/ TERENCE C. SEIKEL
                                      ----------------------------------------
                                      Terence C. Seikel
                                      Vice President, Finance and Administration
                                      - Chief Financial Officer
                                      (chief accounting officer
                                      and authorized signatory)

                                Exhibit Index
                                -------------


Exhibit No.                             Description
----------                              -----------

    27                               Financial Data Schedule