Form 10-Q
period 1998-09-30
ADVANCED ACCESSORY SYSTEMS LLC
filed 1998-11-12
CIK 1057836

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                 to
                                    ---------------    ----------------

                                 --------------


                        COMMISSION FILE NUMBER    333-49011
                                               ---------------

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

              Yes [x]                                            No




================================================================================

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                      INDEX

                                                                                                Page No.

Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of                                             1
                September 30, 1998 and December 31, 1997

              Consolidated Condensed Statements of Income                                             2
                for the Three and Nine Months Ended
                September 30, 1998 and 1997

              Consolidated Condensed Statements of                                                    3
                Cash Flows for the Nine Months Ended
                September 30, 1998 and 1997

              Consolidated Condensed Statement of Changes                                             4
                in Members' Equity for the Nine Months
                Ended September 30, 1998

              Notes to Consolidated Condensed Financial                                               5
                Statements

     Item 2.  Management's Discussion and Analysis of                                                13
                Financial Condition and Results of
                Operations

     Item 3.  Quantitative and Qualitative Disclosures About                                         19
                Market Risk

Part II.  Other Information and Signature

     Item 1.  Legal Proceedings                                                                      20

     Item 2.  Changes in Securities                                                                  20

     Item 3.  Defaults Upon Senior Securities                                                        20

     Item 4.  Submission of Matters to a Vote of                                                     20
                Security-holders

     Item 5.  Other Information                                                                      20

     Item 6.  Exhibits and Reports on Form 8-K                                                       20

     Signature                                                                                       21

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ADVANCED ACCESSORY SYSTEMS, LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                        September 30      December 31,
ASSETS                                                      1998              1997
Current assets
       Cash                                               $ 12,528         $ 27,348
       Accounts receivable, less reserves
         of $2,182 and $1,699, respectively                 51,836           43,523
       Inventories
         Finished goods                                     15,768           15,624
         Work-in-process                                    11,588            5,040
         Raw materials                                      14,298           13,744
                                                           -------         --------
       Total inventories                                    41,654           34,408

       Deferred income taxes                                   531               --
       Other current assets                                  4,004            6,469
                                                          --------         --------
                    Total current assets                   110,553          111,748

Property and equipment, net                                 64,121           55,928
Goodwill, net                                               94,758           85,889
Other intangible assets, net                                 6,369            7,595
Deferred income taxes                                        3,080            3,626
Other noncurrent assets                                      2,972              697
                                                          --------         --------
                                                          $281,853         $265,483
                                                          ========         ========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Current maturities of long-term debt               $  3,830         $  3,746
       Accounts payable                                     27,116           23,479
       Accrued liabilities                                  25,158           18,815
       Deferred income taxes                                 1,760            1,333
                                                          --------         --------
                    Total current liabilities               57,864           47,373
                                                          --------         --------

Noncurrent liabilities
       Deferred income taxes                                 3,357            3,545
       Other noncurrent liabilities                          4,558            1,234
       Long-term debt, less current maturities             185,187          193,380
                                                          --------         --------
                    Total noncurrent liabilities           193,102          198,159
                                                          --------         --------

Mandatorily redeemable warrants                              3,732            3,507
                                                          --------         --------

Members' equity
  Class A units                                             22,965           23,163
  Currency translation adjustment                             (340)            (490)
  Retained earnings (accumulated deficit)                    4,530           (6,229)
                                                          --------         --------
                                                            27,155           16,444
                                                          --------         --------
                                                          $281,853         $265,483
                                                          ========         ========

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)






                                                  Three Months Ended     Nine Months Ended
                                                     September 30,         September 30,
                                                   1998       1997       1998         1997
Net sales                                        $67,486    $52,321    $225,765    $123,949
Cost of sales                                     49,833     38,238     165,321      87,063
                                                 -------    -------    --------    --------

       Gross profit                               17,653     14,083      60,444      36,886

Selling, administrative and
  product development expenses                    12,053      7,976      36,733      20,985
Amortization of intangible assets                    833        649       2,558       1,657
                                                 -------    -------    --------    --------
       Operating income                            4,767      5,458      21,153      14,244
                                                 -------    -------    --------    --------

Other income (expense)
       Interest expense                           (4,724)    (2,924)    (14,277)     (7,630)
       Foreign currency gain (loss), net           7,121     (3,236)      6,510      (7,502)
       Other expense                                 (27)      (267)       (893)       (106)
                                                 -------    -------    --------    --------


Income (loss) before minority
  interest and income taxes                        7,137       (969)     12,493        (994)
Provision (benefit) for income
  taxes                                            2,344       (700)      1,602      (2,068)
                                                 -------    -------    --------    --------
Income (loss) before minority interest             4,793       (269)     10,891       1,074
Minority interest                                     --         25          --          68
                                                 -------    -------    --------    --------
Net income (loss)                                $ 4,793    $  (294)   $ 10,891    $  1,006
                                                 =======    =======    ========    ========













               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)





                                                             Nine Months Ended
                                                               September 30,
                                                             1998        1997
CASH FLOWS FROM OPERATING
    ACTIVITIES:
       Net income                                          $ 10,891    $  1,006
       Adjustments to reconcile net income to net
         cash provided by operating activities
         Depreciation and amortization                       10,957       6,425
         Loss on disposal of property and equipment              30          --
         Deferred taxes                                         119      (2,068)
         Foreign currency loss (gain)                        (6,510)      7,502
         Changes in assets and liabilities, net               7,019     (10,494)
                                                           --------    --------

         Net cash provided by operating
           activities                                        22,506       2,371
                                                           --------    --------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisition of property and equipment                 (7,341)     (4,320)
       Acquisitions, net of cash acquired                   (22,770)    (71,982)
                                                           --------    --------

       Net cash used for investing
        activities                                          (30,111)    (76,302)
                                                           --------    --------
CASH FLOWS FROM (USED FOR) FINANCING
    ACTIVITIES:
       Net increase (reduction) in revolving loan            (4,472)      9,924
       Long-term debt borrowings                                 --      69,492
       Debt issuance costs                                       --      (2,356)
       Payments on long-term debt                            (2,576)     (2,500)
       Issuance of membership units                              27       4,499
       Distributions to members                                (132)     (2,944)
                                                           --------    --------

         Net cash provided by (used for) financing
           activities                                        (7,153)     76,115
                                                           --------    --------
       Effect of exchange rate changes                          (62)     (1,220)
                                                           --------    --------
       Net increase (decrease) in cash                      (14,820)        964
       Cash at beginning of period                           27,348       2,514
                                                           --------    --------
       Cash at end of period                               $ 12,528    $  3,478
                                                           ========    ========





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                                                                 Retained
                                                                               Currency          earnings             Total
                                                             Class A          translation      (accumulated          members'
                                                              units           adjustment         deficit)             equity
                                                            --------         ------------       ----------          ---------
Balance at December 31, 1997                                $23,163              $(490)           $(6,229)           $16,444
Accretion of membership warrants                               (225)                --                 --               (225)
Issuance of additional units                                    150                 --                 --                150
Issuance of equity notes receivable                            (123)                --                 --               (123)
Distributions to members                                         --                 --               (132)              (132)
Currency translation adjustment                                  --                150                 --                150
Net income                                                       --                 --             10,891             10,891
                                                            -------              -----            -------            -------
Balance at September 30, 1998                               $22,965              $(340)           $ 4,530            $27,155
                                                            =======              =====            =======            =======





































               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, all of which are normal and recurring in nature, necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

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

         In February 1998, the Company, through SportRack International, Inc., acquired the net assets of Transfo-Rakzs, Inc. for an aggregate purchase price of approximately $1,100, including costs of the transaction. Transfo-Rakzs is a designer, manufacturer and distributor of rear hitch rack carrying systems and related products to Canada and the United States. The acquisition has been accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $900. The acquisition was financed with proceeds from the Company's Revolving Line of Credit.

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

         Pro forma sales and net loss for the third quarter of 1997 are $67,416, and $(3,143), respectively, and are $198,305, and $(724), respectively, for the first nine months of 1997. This pro forma data illustrates the estimated effects as if the acquisitions had been completed January 1, 1997, after including the impact of certain adjustments for goodwill amortization, depreciation, interest expense and the related income tax effects. Pro forma data for the three and six month periods ended September 30, 1998 is not presented as such data is substantially that of the Company for the period. The pro forma results are not necessarily indicative of the actual results if the transactions had been in effect for the entire period and are not intended to be a projection of future results of operations.

3.       MINORITY INTEREST

         Effective December 31, 1997, Chase Capital Partners, a majority owner of the Company, exchanged its one percent interest in SportRack, LLC, the Company's then (prior to the exchange) 99% owned subsidiary, for a one percent interest in the Company. As of that date and during the nine months ended September 30, 1998, no minority interests existed in any of the Company's subsidiaries. Accordingly, no provision for minority interest has been made as of and for the three or nine months ended September 30, 1998.

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4.       COMPREHENSIVE INCOME

         Comprehensive income (loss) for the third quarter of 1998 and 1997 of $4,911 and $(411), respectively, and for the first nine months of 1998 and 1997 of $11,041 and $504, respectively, includes reported net income adjusted by the non-cash effect of changes in the cumulative translation adjustment.

5.       CHANGE IN ESTIMATE

         In July 1997 the Company, through SportRack International, acquired from Bell the net assets of its SportRack division, a Canadian supplier of rack systems and accessories to the automotive aftermarket for approximately $13,500. At the acquisition date, the Company recorded approximately $1,200 of goodwill representing the excess of the purchase price over the then estimated fair value of net assets acquired. In June 1998, an uncertainty was resolved and it was determined that the fair value of certain accounts receivable, inventory and tooling acquired from Bell had a fair value less than the original estimate and the Company revised its estimate of the SportRack International goodwill. Additional goodwill of approximately $4,500, net of a $2,000 reimbursement from Bell, was recorded as of June 30, 1998. Since that date management is revising a business plan for the SportRack International operations and expects to finalize this plan during the fourth quarter of 1998.

         As a result of information that became available during management's reassessment of the SportRack International operations, accounts receivable and inventory valuation allowances aggregating approximately $850 were recorded and charged to other expense.


6.       CONDENSED CONSOLIDATING INFORMATION

         On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4 % Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack International, Inc, and its subsidiary, and SportRack Automotive GmbH. The guarantor and non-guarantor subsidiaries for the three and nine months ended September 30, 1998 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity, including interest on intercompany debt balances. During the three and nine month periods ended September 30, 1997 only foreign subsidiaries have been charged interest on intercompany balances. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that the separate financial statements are not material to investors. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at September 30, 1998.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

6.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1998

                                                                      GUARANTOR     NON-GUARANTOR ELIMINATIONS/
                                                        ISSUERS      SUBSIDIARIES   SUBSIDIARIES  ADJUSTMENTS     CONSOLIDATED
                                                        -------      ------------   ------------  -----------     ------------
                                                                           (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
Current assets
  Cash...........................................       $     --       $  5,235       $  7,293      $      --        $ 12,528
  Accounts receivable............................             --         34,509         17,327             --          51,836
  Inventories....................................             --         15,035         26,619             --          41,654
  Other current assets...........................             36          2,711          1,788             --           4,535
                                                        --------       --------       --------      ---------        --------
       Total current assets......................             36         57,490         53,027             --         110,553
                                                        --------       --------       --------      ---------        --------
Property and equipment, net......................             --         28,137         35,984             --          64,121
Goodwill, net....................................          1,115         59,802         33,841             --          94,758
Intangible assets, net...........................          5,194            320            855             --           6,369
Deferred income taxes and other
  noncurrent assets..............................             --          2,210          3,842             --           6,052
Investment in subsidiaries.......................         40,552         10,022             --        (50,574)             --
Intercompany notes receivable....................        113,573             --             --       (113,573)             --
                                                        --------       --------       --------      ---------        --------
       Total assets..............................       $160,470       $157,981       $127,549      $(164,147)       $281,853
                                                        ========       ========       ========      =========        ========

LIABILITIES AND MEMBERS'
  EQUITY
Current liabilities
  Current maturities of long-term debt...........       $     --       $     --       $  3,830      $      --        $  3,830
  Accounts payable...............................             --         17,600          9,516             --          27,116
  Accrued liabilities and deferred
    income taxes.................................          6,623          7,772         12,523             --          26,918
                                                        --------       --------       --------      ---------        --------
       Total current liabilities.................          6,623         25,372         25,869             --          57,864
                                                        --------       --------       --------      ---------        --------
Deferred income taxes and other
  noncurrent liabilities.........................            883          1,269          5,763             --           7,915
Long-term debt, less current maturities..........        124,557             --         60,630             --         185,187
Intercompany debt................................             --         82,100         31,473       (113,573)             --
Mandatorily redeemable warrants..................          3,732             --             --             --           3,732
Members' equity..................................         24,675         49,240          3,814        (50,574)         27,155
                                                        --------       --------       --------      ---------        --------
       Total liabilities and members'
       equity....................................       $160,470       $157,981       $127,549      $(164,147)       $281,853
                                                        ========       ========       ========      =========        ========

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


6.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997

                                                           GUARANTOR   NON-GUARANTOR ELIMINATIONS/
                                                ISSUERS   SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS  CONSOLIDATED
                                                -------   ------------  ------------  -----------  ------------
                                                               (DOLLAR AMOUNTS IN THOUSANDS)
     ASSETS
     Current assets
       Cash................................... $     --     $  2,217      $ 25,131    $      --      $ 27,348
       Accounts receivable....................       --       31,649        11,874           --        43,523
       Inventories............................       --       14,835        19,573           --        34,408
       Other current assets...................       --        4,912         1,557           --         6,469
                                                -------     --------      --------     --------      --------
            Total current assets..............       --       53,613        58,135           --       111,748
                                                -------     --------      --------     --------      --------
     Property and equipment, net..............       --       28,009        27,919           --        55,928
     Goodwill, net............................    1,145       61,431        23,313           --        85,889
     Intangible assets, net...................    5,558          722         1,315           --         7,595
     Deferred income taxes and other
       noncurrent assets......................       --          384         3,939           --         4,323
     Investment in subsidiaries...............   26,500       10,022            --      (36,522)           --
     Intercompany notes receivable............  115,056           --            --     (115,056)           --
                                               --------     --------      --------     --------      --------
            Total assets...................... $148,259     $154,181      $114,621    $(151,578)     $265,483
                                               ========     ========      ========     ========      ========

     LIABILITIES AND MEMBERS'
       EQUITY
     Current liabilities
       Current maturities of long-term debt... $     --     $     --      $  3,746     $     --         3,746
       Accounts payable.......................       --       19,053         4,426           --        23,479
       Accrued liabilities and deferred
         income taxes.........................    4,202        7,180         8,766           --        20,148
                                                -------     --------      --------     --------      --------
            Total current liabilities.........    4,202       26,233        16,938           --        47,373
                                                -------     --------      --------     --------      --------
     Deferred income taxes and other
       noncurrent liabilities.................       --        1,318         3,461            --        4,779
     Long-term debt, less current maturities..  126,436           --        66,944            --      193,380
     Intercompany debt........................       --       89,218        25,838      (115,056)          --
     Mandatorily redeemable warrants..........    3,507           --            --            --        3,507
     Members' equity..........................   14,114       37,412         1,440       (36,522)      16,444
                                               --------     --------      --------     ---------     --------
            Total liabilities and members'
            equity............................ $148,259     $154,181      $114,621     $(151,578)    $265,483
                                               ========     ========      ========     =========     ========

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


6.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                           GUARANTOR     NON-GUARANTOR  ELIMINATIONS/
                                                ISSUERS   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                                -------   ------------   ------------    -----------   ------------
                                                                 (DOLLAR AMOUNTS IN THOUSANDS)
     Net sales................................   $   --     $43,922        $23,564        $    --        $67,486
     Cost of sales............................       --      33,477         16,356             --         49,833
                                                 ------      ------        -------        -------        -------
       Gross profit...........................       --      10,445          7,208             --         17,653
     Selling, administrative and product
       development expenses...................      254       5,932          5,867             --         12,053
     Amortization of intangible assets........       10         543            280             --            833
                                                 ------      ------        -------        -------        -------
       Operating income (loss)................     (264)      3,970          1,061             --          4,767
     Interest expense.........................      891       1,717          2,116             --          4,724
     Equity in income (loss) of subsidiaries      5,948          --             --         (5,948)            --
     Foreign currency gain (loss).............       --          --          7,121             --          7,121
     Other income (expense)...................       --         (25)            (2)            --            (27)
                                                 ------      ------        -------        -------        -------
     Income before income taxes...............    4,793       2,228          6,064         (5,948)         7,137
     Provision for income taxes...............       --          --          2,344             --          2,344
                                                 ------      ------        -------        -------        -------
     Net income...............................   $4,793      $2,228        $ 3,720        $(5,948)       $ 4,793
                                                 ======      ======        =======        =======        =======



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                                           GUARANTOR     NON-GUARANTOR  ELIMINATIONS/
                                                ISSUERS   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                                -------   ------------   ------------    -----------   ------------
                                                                    (DOLLAR AMOUNTS IN THOUSANDS)
Net sales....................................    $   --      $34,373       $17,948        $    --        $52,321
Cost of sales................................        --       26,133        12,105             --         38,238
                                                 ------      -------       -------        -------        -------
  Gross profit...............................        --        8,240         5,843             --         14,083
Selling, administrative and product
  development expenses.......................       238        3,470         4,268             --          7,976
Amortization of intangible assets............        54          473           122             --            649
                                                 ------      -------       -------        -------        -------
  Operating income (loss)....................      (292)       4,297         1,453             --          5,458
Interest expense.............................       163        1,588         1,173             --          2,924
Equity in income (loss) of subsidiaries......       186           --            --           (186)            --
Foreign currency gain (loss).................        --           82        (3,318)            --         (3,236)
Other income (loss)..........................        --         (198)          (69)            --           (267)
                                                 ------      -------       -------        -------        -------
Income (loss) before minority interest
   and income taxes..........................      (269)        2,593        (3,107)         (186)          (969)
Provision (benefit) for income taxes.........        --           --          (700)            --           (700)
                                                 ------      -------       -------        -------        -------
  Income (loss) before minority
    interest.................................      (269)        2,593        (2,407)         (186)          (269)
Minority interest............................        --           --            --             25             25
                                                 ------      -------       -------        -------        -------
Net income (loss)............................    $ (269)      $ 2,593       $(2,407)      $  (211)       $  (294)
                                                 ======      =======       =======        =======        =======

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


6.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                           GUARANTOR     NON-GUARANTOR  ELIMINATIONS/
                                                ISSUERS   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                                -------   ------------   ------------    -----------   ------------
                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
     Net sales................................   $    --      $146,842     $78,923        $     --      $225,765
     Cost of sales............................        --       110,298      55,023              --       165,321
                                                 -------      --------     -------        --------      --------
       Gross profit...........................        --        36,544      23,900              --        60,444
     Selling, administrative and product
       development expenses...................       582        17,534      18,617              --        36,733
     Amortization of intangible assets........        30         1,629         899              --         2,558
                                                 -------      --------     -------        --------      --------
       Operating income (loss)................      (612)       17,381       4,384              --        21,153
     Interest expense.........................     2,666         5,396       6,215              --        14,277
     Equity in income (loss) of subsidiaries      14,184            --         --          (14,184)           --
     Foreign currency gain (loss).............        --            --       6,510              --         6,510
     Other income (expense)...................        --           (25)       (868)             --          (893)
                                                 -------      --------     -------        --------      --------
     Income before income taxes...............    10,906        11,960       3,811         (14,184)       12,493
     Provision for income taxes...............        15            --       1,587              --         1,602
                                                 -------      --------     -------        --------      --------
     Net income...............................   $10,891      $ 11,960     $ 2,224        $(14,184)     $ 10,891
                                                 =======      ========     =======        ========      ========


                                  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                           GUARANTOR     NON-GUARANTOR  ELIMINATIONS/
                                                ISSUERS   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                                -------   ------------   ------------    -----------   ------------
                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
     Net sales................................   $   --       $73,463      $50,486        $    --       $123,949
     Cost of sales............................       --        52,895       34,168             --         87,063
                                                 ------       -------      -------        -------       --------
       Gross profit...........................       --        20,568       16,318             --         36,886
     Selling, administrative and product
       development expenses...................      613         9,144       11,228             --         20,985
     Amortization of intangible assets........       74         1,019         564              --          1,657
                                                 ------       -------      -------        -------       --------
       Operating income (loss)................     (687)       10,405        4,526             --         14,244
     Interest expense.........................      725         3,496        3,409             --          7,630
     Equity in income (loss) of subsidiaries..    1,455            --           --         (1,455)            --
     Foreign currency gain (loss).............      963            --       (8,465)            --         (7,502)
     Other income (expense)...................       --            --         (106)            --           (106)
                                                 ------       -------      -------        -------       ---------
     Income (loss) before minority interest
        and income taxes......................    1,006         6,909       (7,454)        (1,455)          (994)
     Provision (benefit) for income taxes.....       --            --       (2,068)            --         (2,068)
                                                 ------       -------      -------        -------       --------
       Income (loss) before minority
         interest.............................    1,006         6,909       (5,386)        (1,455)         1,074
     Minority interest........................       --            --           --             68             68
                                                 ------       -------       ------        -------       --------
     Net income (loss)........................   $1,006       $ 6,909      $(5,386)       $(1,523)      $  1,006
                                                 ======       =======      =======        =======       ========

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


6.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                           GUARANTOR     NON-GUARANTOR  ELIMINATIONS/
                                                ISSUERS   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                                -------   ------------   ------------    -----------   ------------
                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
     Net cash provided by operating
       activities..............................  $   419      $15,253      $  6,834       $   --        $ 22,506
                                                 -------      -------      --------       ------        --------
     Cash flows used for investing activities:
       Acquisition of property and
         equipment.............................       --       (4,800)       (2,541)          --          (7,341)
       Acquisitions, net of cash acquired......       --           --       (22,770)          --         (22,770)
                                                 -------      -------      --------       ------        --------
         Net cash used for investing...........       --       (4,800)      (25,311)          --         (30,111)
                                                 -------      -------      --------       ------        --------
     activities................................
     Cash flows from (used for) financing
     activities:
       Change in intercompany debt.............    1,586       (7,303)        5,849         (132)             --
       Net reduction in revolving loan.........   (1,900)          --        (2,572)          --          (4,472)
       Repayment of debt.......................       --           --        (2,576)          --          (2,576)
       Issuance of membership units............       27           --            --           --              27
       Distributions to members................     (132)        (132)           --          132            (132)
                                                 -------      -------      --------       ------        --------
         Net cash provided by (used for)
           financing activities................     (419)      (7,435)          701           --          (7,153)
                                                 --------     -------      --------       ------        --------

     Effect of exchange rate changes...........       --           --           (62)          --             (62)
                                                --------      -------      --------       ------         -------
     Net increase (decrease) in cash...........       --        3,018       (17,838)          --         (14,820)
     Cash at beginning of period...............       --        2,217        25,131           --          27,348
                                                 -------      -------      --------       ------        --------
     Cash at end of period.....................  $    --      $ 5,235      $  7,293       $   --        $ 12,528
                                                 =======      =======      ========       ======        ========

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

6.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                GUARANTOR      NON-GUARANTOR  ELIMINATIONS/
                                                 ISSUERS       SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS    CONSOLIDATED
                                                 -------       ------------    ------------    -----------    ------------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
     Net cash provided by (used for) operating
       activities..............................  $  (571)        $  1,597       $  1,345         $    --         $  2,371
                                                 --------        --------       --------         -------         --------

     Cash flows used for investing activities:
       Acquisition of property and
          equipment............................       --           (2,605)        (1,715)             --           (4,320)
       Acquisition of subsidiaries,
         net of cash acquired..................       --          (57,628)       (14,354)             --          (71,982)
                                                 -------         --------       --------         -------         --------
         Net cash used for investing...........       --          (60,233)       (16,069)             --          (76,302)
                                                 -------         --------       --------         -------         --------
     activities................................
     Cash flows from financing activities:
       Change in intercompany debt.............    1,342            1,970           (398)         (2,914)              --
       Net increase in revolving loan..........       --            8,110          1,814              --            9,924
       Long-term debt borrowings...............       --           55,000         14,492              --           69,492
       Debt issuance costs.....................   (2,356)              --             --              --           (2,356)
       Repayment of debt.......................       --           (2,500)            --              --           (2,500)
       Issuance of membership units............    4,499               --             --              --            4,499
       Distributions to members................   (2,914)          (2,944)            --           2,914           (2,944)
                                                 -------         --------       --------         -------         --------
          Net cash provided by
            financing activities...............      571           59,636         15,908              --           76,115
                                                 -------         --------       --------         -------         --------

     Effect of exchange rate changes...........       --               --         (1,220)             --           (1,220)
                                                 -------         --------       --------         -------          -------
     Net increase (decrease) in cash...........       --            1,000            (36)             --              964
     Cash at beginning of period...............       --              148          2,366              --            2,514
                                                 -------         --------       --------         -------         --------
     Cash at end of period.....................  $    --         $  1,148       $  2,330         $    --         $  3,478
                                                 =======         ========       ========         =======         ========

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

         In June 1998, an uncertainty was resolved and it was determined that the fair value of certain accounts receivable, inventory and tooling acquired from Bell had a fair value less than the original estimate and the Company revised its estimate of the SportRack International goodwill. Additional goodwill of approximately $4.5 million, net of a $2.0 million reimbursement from Bell, was recorded as of June 30, 1998. During the fourth quarter of 1998 management will continue to assess and develop a business plan for the SportRack International operations.

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

         In February 1998, the Company through SportRack International, Inc., acquired the net assets of Transfo-Rakzs, Inc. (Tranfo-Rakzs) for an aggregate purchase price of approximately $1.1 million, including estimated costs of the transaction. Transfo-Rakzs is a designer, manufacturer and distributor of rear hitch rack carrying systems and related products to Canada and the U.S. The acquisition was financed primarily through borrowings under the Company's revolving credit facility. Total revenue for Transfo-Rakzs, Inc. was $0.5 million for the year ended December 31, 1997.

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

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

         Net Sales. Net sales for the third quarter of 1998 were $67.5 million, representing an increase of $15.2 million, or 29.0%, over net sales for the third quarter of 1997. This increase resulted primarily from the acquisitions of Valley, Ellebi and Transfo-Rakzs. Acquisition related increased sales from these subsidiaries totaled $10.9 million. The remaining increase of $4.3 million resulted primarily from increased sales volumes of OEM rack systems and growth in towing systems sold in Europe.


         Gross Profit. Gross profit for the third quarter of 1998 was $17.7 million, representing an increase of $3.6 million, or 25.3%, over the gross profit for the third quarter of 1997. This increase resulted primarily from the increase in net sales, partially offset by a decrease in the gross margin percentage. Gross profit as a percentage of net sales was 26.2% in the third quarter of 1998 compared to 26.9% in the third quarter of 1997. This decrease in gross profit margins is attributable to having a greater percentage of sales for roof rack programs with lower gross margins in the third quarter of 1998 compared to the third quarter of 1997.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the third quarter of 1998 were $12.1 million, representing an increase of $4.1 million, or 51.1%, over the selling, administrative and product development expenses for the third quarter of 1997, primarily reflecting the increase in net sales. Selling, administrative and product development expenses as a percentage of net sales increased to 17.9% in the third quarter of 1998 from 15.2 % in the third quarter of 1997. This increase is the result of increased spending on research and development activities and increased costs in the roof rack aftermarket as a percentage of sales.

         Operating income. Operating income for the third quarter of 1998 was $4.8 million, a decrease of $0.7 million, or 12.7%, over operating income for the third quarter of 1997 reflecting the increase in selling, administrative and product development expenses. Operating income as a percentage of net sales decreased to 7.1% in the third quarter of 1998 from 10.4% in the third quarter of 1997 reflecting a decrease in gross margins and an increase in selling, administrative and product development expenses as a percentage of net sales.

         Interest expense. Interest expense for the third quarter of 1998 was $4.7 million, an increase of $1.8 million, or 61.6%, over interest expense for the third quarter of 1997. The increase was primarily due to additional borrowings to finance (i) the acquisition of Ellebi in January 1998, (ii) the acquisition of Transfo-Rakzs in February 1998 and (iii) the effect of the issuance of $125 million of the Company's 9 3/4% Senior Subordinated Notes in October 1997, which proceeds were used to repay debt from the acquisition of Valley and other then existing debt. These increases were partially offset by lower interest expense due to lower average line of credit borrowings during the quarter and lower interest rates on the Company's variable rate debt.

         Foreign currency gain (loss). Foreign currency gain in the third quarter of 1998 was $7.1 million, compared to a foreign currency loss of $3.2 million in the third quarter of 1997. The Company's Foreign currency exposure is primarily related to Brink which has indebtedness denominated in U.S. dollars. During the third quarter of 1998, the U.S. dollar weakened in relation to the Dutch Guilder, the functional currency of Brink. At September 30, 1998, the exchange rate of the Dutch Guilder to the U.S. dollar was 1.84:1, whereas at June 30, 1998 the exchange rate was 2.03:1, or a 9.4% increase in the relative value of the Dutch Guilder. In the third quarter of 1997 the U.S. dollar strengthened in relation to the Dutch Guilder. At September 30, 1997, the exchange rate of the Dutch Guilder to the U.S. dollar was 2.05:1, whereas at June 30, 1997 the exchange rate was 1.96:1, or a 4.6% decline in the relative value of the Dutch Guilder during the quarter.

         Provision (benefit) for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the third quarter of 1998 the company had income before income taxes for its taxable subsidiaries totaling $6.1 million and recorded a provision for income taxes of $2.3 million. During the third quarter of 1997 the company had a loss before income taxes for its taxable subsidiaries totaling $3.1 million and recorded a benefit for income taxes of $0.7 million.

         Net income. Net income for the third quarter of 1998 was $4.8 million, compared to a $0.3 million loss in the third quarter of 1997, a change of $5.1 million. The increase in net income is primarily attributable to and a foreign currency gain in the third quarter of 1998 compared to a foreign currency loss in the third quarter of 1997 offset by decreased operating income, a provision for income taxes in the third quarter of 1998 compared to a benefit for income taxes in the third quarter of 1997, and increased interest expense related to the acquisitions of Valley, Ellebi and Transfo-Rakzs.

                        ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

         Net Sales. Net sales for the first nine months of 1998 were $225.8 million, representing an increase of $101.9 million, or 82.1%, over net sales for the first nine months of 1997. This increase resulted primarily from the acquisitions of Valley, SportRack International, Ellebi and Transfo-Rakzs. Acquisition related increased sales from these subsidiaries totaled $75.4 million during the first nine months of 1998. The remaining increase of $26.5 million resulted primarily from increased sales volumes of OEM rack systems on existing programs, the effect of having a full period of sales on new OEM rack programs launched during 1997 and growth in sales of towing systems in Europe.

         Gross Profit. Gross profit for the first nine months of 1998 was $60.4 million, representing an increase of $23.6 million, or 63.9%, over the gross profit for the first nine months of 1997. This increase resulted primarily from the increase in net sales, partially offset by a decrease in the gross margin percentage. Gross profit as a percentage of net sales was 26.8% in the first nine months of 1998 compared to 29.8% in the first nine months of 1997. This decrease in gross profit margins resulted primarily from lower gross profit margins of newly acquired businesses, particularly at SportRack International, which had low margins resulting from (i) its entry into new markets, (ii) high development costs and (iii) excess overhead resulting from its start-up phase and (iv) a significant weather related disruption in operations in January 1998.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first nine months of 1998 were $36.7 million, representing an increase of $15.7 million, or 75.0%, over the selling, administrative and product development expenses for the first nine months of 1997, reflecting the increase in net sales. Selling, administrative and product development expenses as a percentage of net sales decreased to 16.3% in the first nine months of 1998 from 16.9% in the first nine months of 1997. This decrease relative to net sales reflects the impact of spreading certain fixed costs over a higher sales base and lower selling, administrative and product development expense as a percentage of net sales for certain newly acquired businesses other than SportRack International which has high selling, administrative and product development expenses resulting from its start-up phase.

         Operating income. Operating income for the first nine months of 1998 was $21.2 million, an increase of $6.9 million, or 48.5%, over operating income for the first nine months of 1997 reflecting the increase in net sales. Operating income as a percentage of net sales decreased to 9.4% in the first nine months of 1998 from 11.5% in the first nine months of 1997 reflecting a decrease in gross margins, offset partially by a decrease in selling, administrative and product development expenses as a percentage of net sales.

         Interest expense. Interest expense for the first nine months of 1998 was $14.3 million, an increase of $6.6 million, or 87.1%, over interest expense for the first nine months of 1997. The increase was primarily due to additional borrowings to finance (i) the acquisition of SportRack International in July 1997, (ii) the acquisition of Valley in August 1997, (iii) the acquisition of Ellebi in January 1998, (iv) the acquisition of Transfo-Rakzs in February 1998 and (v) the effect of the issuance of $125 million of the Company's 9 3/4 %Senior Subordinated Notes in October 1997, which proceeds were used to repay debt from the acquisition of Valley and other then existing debt.

         Foreign currency gain (loss). Foreign currency gain in the first nine months of 1998 was $6.5 million, compared to a foreign currency loss of $7.5 million in the first nine months of 1997. The Company's Foreign currency exposure is primarily related to Brink which has indebtedness denominated in U.S. dollars. During the first nine months of 1998 the U.S. dollar weakened in relation to the Dutch Guilder, the functional currency of Brink. At September 30, 1998, the exchange rate of the Dutch Guilder to the U.S. dollar was 1.84:1, whereas at December 31, 1997 the exchange rate was 2.02:1, or a 8.9% increase in the relative value of the Dutch Guilder. During the first nine months of 1997, the U.S. dollar strengthened significantly in relation to the Dutch Guilder. At September 30, 1997, the exchange rate of the Dutch Guilder to the U.S. dollar was 2.05:1, whereas at December 31, 1996 the exchange rate was 1.75:1, or a 17.1% decline in the relative value of the Dutch Guilder during the period.

         Other income (expense). As a result of information that became available during the second quarter of 1998, management reassessed certain SportRack International operations and the Company recorded a charge of $0.9 million related to accounts receivable and inventory of the SportRack International business.

         Provision (benefit) for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the first nine months of 1998 the company had income before income taxes for its taxable subsidiaries totaling $3.8 million and recorded a provision for income taxes of $1.6 million. During the first nine months of 1997 the company had a loss before income taxes for its taxable subsidiaries totaling $7.5 million and recorded a benefit for income taxes of $2.1 million.

                        ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

         Net income. Net income for the first nine months of 1998 was $10.9 million, as compared to net income $1.0 million in the first nine months of 1997, an increase of $9.9 million. The increase in net income is attributable to increased operating income and a foreign currency gain in the first nine months of 1998 compared to a foreign currency loss in the first nine months of 1997 offset by increased interest expense related to the acquisitions of Valley, SportRack International, Ellebi and Transfo-Rakzs, a charge related to the SportRack International business, and an income tax provision in the first nine months of 1998 compared to a benefit for income taxes in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The Company's principal liquidity requirements are to service its debt under its Amended and Restated Credit Agreement, the Canadian Credit Agreement and the Company's Senior Subordinated Notes, and to meet its working capital and capital expenditure needs.

         Working capital at September 30, 1998 was $52.7 million, a decrease of $11.7 million as compared to December 31, 1997. Cash decreased to $12.5 million at September 30, 1998 from $27.3 million at December 31, 1997 primarily as a result of the purchase of Ellebi in January 1998 for approximately $22.0 million.

         Key elements of the consolidated statement of cash flows are:

                                                                                     Nine Months Ended
                                                                                  (Dollars in thousands)
                                                                                  1998              1997
                                                                                  ----              ----
                      Net cash provided by operating activities                 $ 22,506      $  2,371
                      Net cash used in investing activities                      (30,111)      (76,302)
                      Net cash provided by (used for) financing activities        (7,153)       76,115

         Cash flows from operating activities reflect the Company's net income, adjusted for non-cash items and changes in working capital. Non-cash charges for depreciation and amortization were $11.0 million and $6.4 million for the first nine months of 1998 and 1997, respectively. During the first nine months of 1998 the Company had a non-cash foreign currency gain of $6.5 million and during the first nine months of 1997 the Company had a non-cash foreign currency loss of $7.5 million.

         Investing cash flows include acquisitions of property and equipment of $7.3 million and $4.3 million during the first nine months of 1998 and 1997, respectively. Increased acquisitions of property and equipment reflect greater volume of equipment replacement and upgrades reflecting the acquisitions of Valley, SportRack International, Ellebi and Transfo-Rakzs. The Company's ability to make capital expenditures is subject to restrictions under the Credit Agreement.

         Investing cash flows also include $22.7 million and $72.0 during the first nine months of 1998 and 1997, respectively for the acquisitions of Ellebi and Transfo-Rakzs in 1998 and the acquisitions of Valley and SportRack International in 1998.

         Financing cash flows for the first nine months of 1998 include, (i) scheduled principal repayments under the Company's term notes of $2.6 million,
(ii) net repayments of $4.5 million under the Company's revolving credit facilities, and (iii) distributions to members in amounts sufficient to meet their tax liability on the Company's domestic taxable income which accrues to individual members. Financing cash flows for the first nine months of 1997 include, (i) scheduled principal repayments under the Company's term notes of $2.5 million, (ii) net borrowings of $9.9 million under the Company's revolving credit facilities, (iii) distributions to members in amounts sufficient to meet their tax liability on the Company's domestic taxable income which accrues to individual members, (iv) borrowings of $69.5 million under the Company's credit facilities used to acquire Valley and SportRack International, (v) payment of debt issue costs of $2.4 million, and (vi) proceeds of $4.5 million from the issuance of membership units.

                        ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Capital Resources

         The Company's indebtedness was $189.0 million and $197.1 million at September 30, 1998 and December 31, 1997, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its Revolving Credit Facilities. As of September 30, 1998, the Company had no outstanding borrowings under the revolving credit facilities and had $25.0 million of available borrowing capacity. Management believes that, as of September 30, 1998, the Company was in compliance with the various covenants under the debt agreements pursuant to which it has borrowed or may borrow money and believes the Company will remain in compliance with such covenants in all material respects through the period ending September 30, 1999. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the Revolving Credit Facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

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

         Capital expenditures for the first nine months of 1998 were $7.3 million. The Company expects that capital expenditures for 1998 will be approximately $10.0 million, the 1998 limit under the Company's Credit Agreement, and that such expenditures will be adequate for normal growth and replacement.

INTERNATIONAL OPERATIONS

         For the first nine months of 1998, approximately 35.0% of net sales were from international operations. As of September 30, 1998, approximately 45.3% of identifiable assets were associated with these operations and the company had debt denominated in currencies other than the U.S. dollar of approximately $10.3 million. The Company's international operations may be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Most revenues, costs and expenses of these operations are denominated in the local currencies. The financial position and results of operations of these foreign subsidiaries are measured using the local currency as the functional currency. The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The balance of these contracts as of September 30, 1998 was not significant, and the Company does not use derivative financial instruments for trading or speculative purposes.

YEAR 2000

General

         The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         The Company and each of its operating subsidiaries are in the process of implementing Year 2000 readiness programs with the objective of having all of their significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Year 2000 Issue before June 30, 1999. Each operating subsidiary is in a different stage of Year 2000 readiness.

                        ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Project

         Generally each subsidiary's Year 2000 program is divided into three major sections - internal business software and hardware, internal non-financial software and imbedded chip technology and external compliance by customers and suppliers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of identified items; (3) repairing or replacing material items that are determined not to be Year 2000 compliant; (4) testing material items; and (5) designing and implementing contingency and business continuation plans for each organization and company location.


         The internal business software and hardware section of the Company's Year 2000 plans vary by operating subsidiary and include either the conversion or reprogramming of applications software that is not Year 2000 compliant, the inclusion of acquired companies on the Company's existing Enterprise Resource Planning System (ERP System) or, where available from the supplier, the upgrading of such software to a Year 2000 compliant version. The Company estimates that this phase is on schedule to be completed by March 1999.

         The testing phase of this section, scheduled for completion by March 1999, is ongoing. The Company does not currently have contingency plans in place for its internal business software and hardware. Such contingency plans will be developed in the first quarter of 1999 should the current implementation plans fall behind schedule.

         The total cost associated with required modifications to the Company's internal business software and hardware to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 program is approximately $1.0 million. The total amount expended on the program through September 30, 1998, was $0.3 million, of which approximately $0.2 million related to the cost of software modification and approximately $0.1 million related to the cost of and upgrading existing software to Year 2000 compliant versions. The estimated future cost of completing the Year 2000 program is estimated to be approximately $0.1 million for reprogramming of applications software and approximately $0.6 million related to the cost of including acquired companies on existing ERP Systems. Funds for the program are provided from existing operating budgets for all items and are included in operating expenses as incurred.


         The Company is nearing the completion of the data gathering phase with regard to non-financial software, imbedded chip technology, and its non-financial systems such as manufacturing equipment, security equipment, etc., with Year 2000 compliance scheduled for December 1998. To date, few of these systems have been identified as not being in compliance. Accordingly, the cost of achieving Year 2000 compliance for these systems is expected to be minimal. The Company does not currently have a contingency plan in place for its internal non-financial software and imbedded chip technology, which may not be Year 2000 compliant. A contingency plan may be developed in the first quarter of 1999 pending the outcome of the data gathering phase.


         The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by December 1998. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but the Company cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. Many of the Company's customers are large automotive Original Equipment Manufacturers ("OEM's") which are preparing for the Year 2000 Issue and it is believed that they will be compliant by the Year 2000. However, the Company does not currently have any formal information concerning the Year 2000 compliance status of its customers, particularly in the aftermarket, but has received indications that most of its customers are working on Year 2000 compliance.

                        ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Risks

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in large part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. The Year 2000 program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material customers and suppliers. The Company believes that, with the implementation of new business systems and completion of the program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

EURO

         On January 1, 1999, eleven of fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro will then trade on currency exchanges and may be used in business transactions. The conversion to the euro will eliminate currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company's operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the euro currency conversion. These issues include, among others, the need to adapt computer and financial systems to accommodate euro-denominated transactions and the impact of one common currency on pricing. Since existing financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by January 1999. The Company does not expect the system conversion costs to be material.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standard Board has issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," and No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which require a change in the method for determining and reporting business segment information and revise employer's disclosures about pension and other postretirement benefit plans. Although, the Company operates in one business segment, SFAS No. 131 will require the Company to report revenues and long-lived assets on a country level. SFAS No. 132 will standardize the Company's disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. The Company in fiscal 1998 as required will adopt these statements and, as such statements relate to matters of disclosure only, there will be no impact upon the Company's operating results.


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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security-holders

         None

Items 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

              EXHIBIT NUMBER                          DESCRIPTION
            ------------------                      ---------------

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




                                 ADVANCED ACCESSORY SYSTEMS, LLC
                                 (Registrant)




Date:   November 10, 1998        /s/ TERENCE C. SEIKEL
                                 --------------------------------------------
                                 Terence C. Seikel
                                 Vice President, Finance and Administration
                                 - Chief Financial Officer
                                 (chief accounting officer
                                 and authorized signatory)

                                 Exhibit Index
                                 -------------





Exhibit No.                        Description
-----------                        -----------

    27                           Financial Data Schedule