Form 10-K
period 1998-12-31
ADVANCED ACCESSORY SYSTEMS LLC
filed 1999-03-30
CIK 1057836

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-49011
                        [ADVANCED ACCESSORY SYSTEMS LOGO]
                         ADVANCED ACCESSORY SYSTEMS, LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                                                          13-3848156
          (STATE OR OTHER JURISDICTION                                             (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                                         IDENTIFICATION NO.)

12900 HALL ROAD, SUITE 200, STERLING HEIGHTS, MI                                        48313
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                         (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (810) 997-2900 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate fair market value of the Registrant's Class A Units held by non-affiliates of the Registrant as of March 15, 1999, based upon the good faith determination of the Board of Managers was approximately $3,982,000. For purposes of this disclosure, shares of Class A Units held by persons who hold more than 5% of the outstanding Class A Units and Class A Units held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         The number of the Registrant's Class A Units, outstanding at March 15, 1999 was 16,450.

                      Documents Incorporated by Reference
                                      None

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS



                                     PART I

Item 1.  BUSINESS...........................................................  1

Item 2.  PROPERTIES......................................................... 10

Item 3.  LEGAL PROCEEDINGS.................................................. 10

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 10


                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         MEMBERS' MATTERS................................................... 11

Item 6.  SELECTED HISTORICAL FINANCIAL DATA................................. 12

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................ 14

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......... 22

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 22

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE................................ 48


                                    PART III

Item 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................. 48

Item 11. EXECUTIVE COMPENSATION............................................. 49

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT......................................................... 51

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 52


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K........................................................... 53

SIGNATURES.................................................................. 55

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

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         Advanced Accessory Systems, LLC (together with its subsidiaries, the "Company" or "AAS") is one of the world's largest suppliers of towing and rack systems and related accessories for the automotive original equipment manufacturer ("OEM") market and the automotive aftermarket. The Company's products include a complete line of towing systems including accessories such as trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins. The Company's broad offering of rack systems includes fixed and detachable racks and accessories which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards and sailboards. The Company's products are sold as standard accessories or options for a variety of light vehicles. In 1998, the Company estimates that approximately 45% of its net sales were generated from products sold for light trucks. For the year ended December 31, 1998, the Company's net sales and EBITDA, as adjusted, were $290.1 million and $38.4 million, respectively.

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

         Two smaller acquisitions were completed in July 1997 by SportRack International, Inc. ("SportRack International"), a subsidiary of SportRack. SportRack International acquired from Bell Sports Corporation ("Bell") the net assets of its sportrack division, a Canadian supplier of rack systems and accessories to the automotive aftermarket. Chase Capital Partners ("CCP"), an affiliate of the Company, at that time was a significant equity investor in Bell. SportRack International also acquired the capital stock of Nomadic Sports, Inc. ("Nomadic"), a Canadian supplier of rack systems and accessories to the automotive OEM market and aftermarket. The acquisitions of the sportrack division of Bell and Nomadic are collectively referred to in this 10-K as the "SportRack International Acquisition."

         In January 1998, the Company through Brink International B.V., acquired (the "Ellebi Acquisition") the net assets of the towbar segment of Ellebi S.p.A. ("Ellebi"). Ellebi is an Italian supplier of towing systems to the automotive OEM market and aftermarket.

    In February 1998, the Company through SportRack International, Inc., acquired (the "Tranfo-Rakzs Acquisition") the net assets of Transfo-Rakzs, Inc. ("Transfo-Rakzs"). Transfo-Rakzs is a Canadian supplier of rear hitch rack carrying systems and related products to the automotive aftermarket.

COMPETITIVE ADVANTAGES

    Leading Global Market Position. Based on its knowledge of the industry, the Company believes that it is one of the world's largest suppliers of towing systems and one of the world's largest suppliers of rack systems. The Company also believes, based on its knowledge of the industry, that it is the largest supplier of towing systems in Europe, the largest supplier of towing systems to automotive OEMs in North America and the second largest supplier of towing systems to the aftermarket in North America. The Company also believes that it is one of the two largest suppliers of rack systems sold to automotive OEMs in North America. The Company has 25 engineering, manufacturing and distribution facilities strategically located in North America and Europe. By virtue of its size and global presence, the Company believes it benefits from several competitive advantages, including the ability to (i) satisfy local design, production, quality and timing requirements of global OEMs; (ii) provide "one-stop shopping" for customers' product and service requirements; (iii) optimize plant production; (iv) maximize its raw material purchasing power; (v) spread its selling, administrative and product development expenses over a large base of net sales; and (vi) develop and maintain state-of-the-art production facilities.

    Strong Relationships with Diverse Customer Base. The Company has an established position as a Tier 1 supplier of towing and/or rack systems to most of the OEMs manufacturing in North America and/or Europe including DaimlerChrysler, General Motors, Toyota, Opel, Volvo, Isuzu, Ford, BMW, Subaru, Fiat, Mitsubishi, Nissan, Volkswagen, SEAT, Skoda, Daewoo and Kia. The Company supplies DaimlerChrysler with substantially all its North American towing systems and rack systems and accessories. The Company also supplies approximately 50% of the towing and rack system requirements of General Motors. Tier 1 status and strong customer relationships are important elements in achieving continued profitable growth because, as OEMs narrow their supplier bases, well regarded, existing suppliers have an advantage in gaining new contracts. The evolution of OEM relationships into strategic partnerships provides a significant advantage to Tier 1 suppliers with system integration capabilities (such as the Company) in retaining existing contracts as well as in participating during the design phase for new vehicles, which is integral to becoming a supplier for such new platforms. The Company is also a leading supplier of towing and rack systems to automotive aftermarket wholesalers, retailers and installers, such as U-Haul, Pep Boys, Balkamp, Advance Auto Parts, Coast Distribution System, Discount Auto Parts, Ace Hardware, Norauto, Brezan, Feuvert and Canadian Tire.

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

    High Quality, Low Cost Manufacturing Position. The Company believes that it is one of the highest quality, lowest cost suppliers of towing and rack systems in North America and Europe. The Company has received numerous quality and performance awards, including DaimlerChrysler's Gold Pentastar Award, Ford's Q-1 Award, Toyota's Distinguished Supplier Award and Nissan's Superior Supplier Performance Award. Supplier quality systems are currently being standardized across OEMs through the ISO-9000 and QS-9000 programs. The Company has achieved ISO-9000 or QS-9000 certification for 11 of its 20 manufacturing and engineering facilities and is in the process of obtaining certification for other of its facilities. The Company's low cost position is a result of its strict cost controls and continuous improvement programs designed to enhance productivity. OEMs typically prefer stable suppliers who can generate productivity gains that can be shared to reduce OEM costs. The Company's cost controls are closely integrated with its quality driven manufacturing operations, thereby allowing it to profitably deliver high quality, easy to install and competitively-priced components on a just-in-time basis. The Company's focus on low cost manufacturing also provides benefits when selling products to the less price sensitive aftermarket.

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

    Increase Operating Efficiencies. The Company believes there are opportunities for improvement in margins and cash flow through intercompany cooperation among its various acquired business units, including (i) realizing economies of scale from the combined purchasing power of a larger company; (ii) achieving production and other operating efficiencies through the implementation of a "best practices" program; (iii) reducing certain selling, general and administrative and product development expenses; and (iv) reducing capital and operating expenditures from coordinated use of manufacturing resources.

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

AUTOMOTIVE OEM AND AFTERMARKET TRENDS

    As automobile and light truck manufacturers have faced increased global competition, they have sought to significantly improve quality, reduce costs and shorten the development time required for new vehicle models. These changes have altered the OEM/supplier relationship and benefited larger suppliers that have strong product engineering and development capabilities, superior quality products, lower unit costs and the ability to deliver products on a timely basis. As a result, the Company believes that it has benefited and will continue to benefit from the following automotive OEM and aftermarket trends.

    Consolidation of Supplier Base by OEMs. Since the 1980's, OEMs have significantly consolidated their supplier base in an effort to reduce their procurement-related costs, ensure high quality and accelerate new model development. As a result, many smaller, poorly capitalized suppliers with limited product lines and engineering and design capabilities have been eliminated as direct suppliers to OEMs. Consequently, larger suppliers with broad product lines, in-house design and engineering capabilities and the ability to effectively manage their own supplier bases, have been able to significantly increase their market share.

    The consolidation by OEMs has altered the typical structure of supplier contracts. In the past, OEMs supplied all design, development and manufacturing expertise for accessory parts and were responsible for consistency of quality and reliability of delivery. On newer models, however, there has been a trend toward involving potential suppliers earlier in the design and development process to encourage suppliers to share design and development responsibility. In some cases, sole-source supply contracts, which cover the life of a vehicle or platform, are awarded. Both OEMs and suppliers benefit from the consolidation trend. Suppliers are able to devote the resources necessary for proprietary product development with the expectation that they will have the opportunity to profit on such investment over the multi-year life of a contract. OEMs benefit from shared manufacturing cost savings attributable to long, multi-year production runs at high capacity utilization levels.

    Emergence of European Community Safety Standards. Trends within the European towing systems market result primarily from emerging EC safety standards and the corresponding legislative framework. Such standards provide that a towing system must fit all the vehicle manufacturer's recommended fitting points, must not interfere with the vision of the number plate when not in use and must meet strict testing criteria for durability and safety. These standards have been adopted by The Netherlands, Germany, Sweden, Italy, the United Kingdom and Scandinavia. Other EC countries are expected to adopt the legislation within two years. All of the Company's towing systems sold in Europe currently undergo rigorous safety testing in order to satisfy these EC regulatory standards.

    Increased Levels of Manufacturing in North America by Transplants. As a result of the relative cost advantage of producing vehicles in North America, many foreign automobile manufacturers with manufacturing operations in the United States ("transplants") have increased their share of North American light vehicle production from approximately 6% in 1986 to approximately 22% in 1998. Industry sources forecast that this trend will continue. For example, BMW commenced manufacturing in the U.S. in 1996. In addition, Toyota has announced plans to build its T-100 pickup truck in Indiana by 1999, Honda has announced plans to build its Odyssey minivan in North America by 1999, and BMW has announced plans to build its E-53 SUV in North America by 1999. The Company believes that increased levels of manufacturing of light trucks in North America by transplants will benefit full service, high quality suppliers with North American operations such as the Company.

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

PRODUCTS

    The principal product lines of the Company are towing systems and rack systems and accessories. In 1998, towing systems constituted approximately 60% and rack systems and accessories constituted approximately 40% of the Company's net sales. The Company believes it offers a more comprehensive product line than any of its competitors. The Company has devoted considerable resources to the engineering and designing of its products and, as a result, considers itself a market leader in the research and new product development of towing systems and rack systems.

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

    The Company offers a complete line of towing accessories, including trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins. To capitalize on the strong growth trend in light trucks, the Company has recently expanded its product line to include other products designed specifically for this market, such as grille guards, brush guards and spare tire carriers.

    Fixed Rack Systems. The Company supplies fixed roof rack systems for individual vehicle models that are generally sold to the automotive OEMs for installation at the factory or dealership. These rack systems typically remain on a model for the life of its design, which generally ranges from four to six years. The Company has been an industry leader in developing designs which not only complement the styling themes of a particular vehicle, but also increase the utility and functionality of the rack system.

    Most of the fixed rack systems sold by the Company are composed of side rails which run along both sides of the vehicle's roof, feet which mount the side rails to the vehicle's roof, and cross rails which run between the side rails. Cross rails, which are attached to the side rails with stanchions, are typically movable and can be used to carry a load. The Company uses advanced materials such as lightweight, high strength plastics and roll formed aluminum to develop durable rack systems that optimize vehicle performance. Many of these products incorporate innovative features such as push button and pull lever stanchions, which allow easy movement of the cross rails to accommodate various size loads. These rack systems are utilized on a large number of light trucks, including Jeep Grand Cherokee and Cherokee, DaimlerChrysler minivans, GM Suburban, Tahoe and Yukon and Mercedes Benz ML320.

    Detachable Rack Systems. The Company supplies detachable roof and rear mount rack systems for distribution in both the automotive and sporting accessory aftermarkets. A detachable rack system typically consists of cross rails which are attached to the roof of a vehicle by removable mounting clips. The Company offers a full line of detachable rack systems, including the SportRack(R), SnapRack(TM) and Mondial(R) rack systems.

    Rack System Accessories. The Company designs and manufactures lifestyle accessories for distribution in both the automotive and sporting accessory aftermarkets. These accessories typically attach to the Company's rack systems and are used for carrying items such as bicycles, skis, luggage, surfboards and sailboards.

CUSTOMERS AND MARKETING

    Management believes that the Company's strong and diverse industry relationships are based on its reputation for high service levels, strong technical support, innovative product development, high quality and competitive pricing. Sales to OEM and aftermarket customers represented approximately 68% and 32% of the Company's net sales, respectively, in 1998. In addition, sales to DaimlerChrysler and General Motors were approximately 32% and 11%, respectively, of the Company's aggregate net sales in 1998.

    Automotive OEMs. The Company obtains most of its new orders through a presourcing process by which the customer invites one or a few preferred suppliers to manufacture and design a component or system that meets certain price, timing, functional and aesthetic parameters. Upon selection at the development stage, the Company and the customer typically agree to cooperate in developing the product to meet the specified parameters. Upon completion of the development stage and the award of the manufacturing business, the Company receives a purchase order that covers parts to be supplied for a particular car model. Such supply arrangements typically involve annual renewals of the purchase order over the life of the model, which is generally four to six years. In addition, the Company enters into long-term contracts with certain OEM customers which require the Company to make annual price reductions. The Company also competes to supply parts for successor models even though the Company may currently supply parts on the predecessor model. Sales to OEMs are made directly by the Company's internal sales staff of 52 individuals and 44 outside sales representatives.

    The Company sells its products to most of the automotive OEMs selling light vehicles in North America and/or Europe, including DaimlerChrysler, General Motors, Toyota, Opel, Volvo, Isuzu, Ford, BMW, Subaru, Fiat, Mitsubishi, Nissan, Volkswagen, SEAT, Skoda, Daewoo and Kia. The Company supplies DaimlerChrysler with substantially all of its North American towing systems and rack systems and accessories. The Company also supplies approximately 50% of the towing system and rack system requirements of General Motors. The following chart sets forth information regarding vehicle models on which the Company's automotive products are used or for which the Company has been awarded business.

                                                                                              AWARDED BUSINESS ON
                PRODUCT          OEM CUSTOMER              1998 PRODUCTION(a)                FUTURE PRODUCTION(b)
           ---------------    ------------------  ------------------------------------ --------------------------

           Towing Systems     DaimlerChrysler     Cherokee, Grand Cherokee, Caravan,    Cherokee, Plymouth
                                                  Voyager, Town & Country, Ram          Prowler, Ram Van, 300M, Neon
                                                  Pick-up,
                                                  Dakota, Wrangler, Durango
                              General Motors      Suburban, Yukon, Tahoe, Astro,        Frontera, Corsa, Arena (van),
                                                  Safari, CK Pick-up, ML Van, S-10      Vectra
                                                  Blazer, APV Vans, Bravada, Jimmy,
                                                  Geo Tracker, Blazer, Corsa, Astra
                                                  (hatchback), Astra (Sedan),

                                                                                               AWARDED BUSINESS ON
    PRODUCT             OEM CUSTOMER                1998 PRODUCTION(a)                         FUTURE PRODUCTION(b)
---------------      ------------------      ------------------------------------             --------------------------

Towing Systems       General Motors          Astra (Station wagon), Calibra, Vectra
(continued)          (continued)             (Hatchback), Vectra (Sedan), Vectra
                                             (Station wagon), Omega (Sedan), Omega
                                             (Station wagon), Campo, Frontera,
                                             Monterey, Zafira
                     Ford                    Expedition, Explorer, Ranger,                    Explorer, Focus, Focus Wagon, Ranger,
                                             Aerostar Minivan, Mercury Villager,              Mondeo
                                             Windstar Minivan, Navigator, Fiesta,
                                             Escort (all models), Mondeo, Mondeo
                                             (Wagon), Scorpio (Sedan), Scorpio
                                             (Wagon), Maverick, Transit
                     Renault                 Laguna (Station wagon), Laguna,                  Twingo, Laguna, Clio
                                             Megane, Twingo, Espace
                     Isuzu                   Rodeo, Trooper
                     Toyota                  4-Runner, Land Cruiser, RAV4, Lexus,             Corolla, Lexus LS200, Carina,
                                             646T, 477T, 860T, Corolla, Carina,               Carina Wagon, Yaris
                                             Camry, Hi-Lux, Picnic, Previa,
                                             Hi-Ace, Celica
                     Nissan                  Pathfinder, Pick-up, Quest, Infiniti             Almera, Primera Wagon, Micra,
                                             Vehicle, QW Truck, Micra, Sunny,                 Patrol, Terrano
                                             Almera, Primera, Maxima, King Cab,
                                             Terrano, Patrol
                     Mazda                   121, MPV, Xedos-9, Xedos-6, 626, 323             626 Wagon, 323
                     Honda                   Passport                                         PF Van, CRV
                     Mitsubishi              Montero, Carisma, L200                           Spacestar, Challenger
                     FIAT                    Almost all models
                     Alpha Romeo             Almost all models
                     Lancia                  Almost all models
                     Subaru                  Outback                                          79V
                     Range Rover             Range Rover, Land Rover
                     Volvo                   900 series (Sedan), 900 series                   900 series, S/V 70 series
                                             (Station wagon), 850 (Sedan), 850
                                             (Station wagon)
                     SAAB                    9000 series, 900 series                          900 series, 9000 series, 9000
                                                                                              station wagon, small car 9-3,
                                                                                              small car 9-5, small station wagon
                     Peugeot                 106, 306, 406 (Sedan), 406 (Station              206, 206 Sport, 207, 306 Break
                                             wagon), 406 (Coupe), 605, 806, J5
                                             (Van), Boxer (Van)
                     Suzuki                  Wagon R.                                         Grand Vitara
                     Daihatsu                Sirion, More, Charade
                     SEAT                    Toledo
                     Skoda                   SK240
                     Volkswagen              Gold Combi, Vento
                     Daewoo                  LD100
Rack Systems         DaimlerChrysler         Cherokee, Grand Cherokee, Caravan,               Cherokee, Caravan,
                                             Voyager, Town & Country, Durango                 Voyager, Town & Country, Neon PT,
                                             Pronto, Mercedes ML320                           BW 72
                     General Motors          Suburban, Yukon, Tahoe, Astro, Safari            Suburban, Yukon, Tahoe, Jimmy,
                                             Escalade, Denali                                 Blazer, Bravada
                     Honda                   Accord
                     Mitsubishi              Montero
                     Subaru                  Outback, Impreza, Legacy
                     KIA                     Sportage
                     SEAT                    Vario                                            GP99
                     Opel                    Astra
                     BMW                                                                      E-53 (SUV)

----------

(a) Represents models for which the Company produced products in 1998.

(b) The amount of products produced under these awards is dependent on the number of vehicles manufactured by the OEMs. Many of the models are versions of vehicles not yet in production. There can be no assurance that any of these vehicles will be produced or that the Company will generate certain revenues under these awards even if the models are produced.

    Automotive Aftermarket. The Company sells its products directly into the automotive aftermarket through a number of channels, including wholesalers, retailers and installers, through its internal sales force and outside sales representatives. The largest of the Company's aftermarket customers include U-Haul, Pep Boys, Balkamp, Advance Auto Parts, Coast Distribution System, Discount Auto Parts, Ace Hardware, Norauto, Brezan, Feuvert and Canadian Tire. The Company believes that it has established a reputation as a highly reliable aftermarket supplier able to meet its customers' requirements for on-time deliveries while minimizing the carrying levels of inventory. For example, Valley began supplying towing systems to U-Haul (which the Company believes, based on its research, is the largest installer of towing systems in the United States) in 1994 and for the year ended December 31, 1998, supplied approximately 50% of U-Haul's towing system requirements. The Company believes aftermarket customers such as U-Haul represent opportunities to cross-sell existing products such as rack systems and accessories.

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

    In some cases, the Company develops special machinery to meet its particular needs. For example, the hardware that accompanies certain towing systems is selected automatically by special equipment and is then weighed and transferred into the final package without human intervention. The Company has developed specialized, computer operated machinery to enable it to efficiently perform this operation. The Company has organized its production process to minimize the number of manufacturing functions and the frequency of material handling, thereby improving quality and reducing costs. In addition, the Company uses cellular manufacturing which improves scheduling flexibility, productivity and quality while reducing work in process and costs.

    The Company has established quality procedures at each of its facilities and strives to manufacture the highest quality product possible. The Company has achieved ISO-9000 or QS-9000 certification for 11 of its 20 manufacturing and engineering facilities and is in the process of obtaining certification for other of its facilities. The Company has received numerous quality and performance awards from its OEM customers, including DaimlerChrysler's Gold Pentastar Award, Ford Q-1 Award, Toyota's Distinguished Supplier Award and the Nissan Superior Supplier Performance Award.

PRODUCT DESIGN, DEVELOPMENT AND TESTING

    The Company believes that it is a leader in the design of towing systems and rack systems and accessories. The Company believes it offers products that possess greater quality, reliability and performance than the products sold by many of its competitors. The 94 members of the Company's engineering and design staff possess strong technical skills. The Company currently holds more than 150 U.S. and foreign patents, and has numerous patent applications pending. The expiration of such patents are not expected to have a material adverse effect on the Company's operations.

    The Company spent $9.6 million, $5.9 million and $3.5 million on engineering, research and development in 1998, 1997 and 1996, respectively. The Company works closely with OEMs to constantly improve design and manufacturing technology and product functionality. When an OEM is in the process of developing a new model, it typically approaches an established or incumbent supplier with a request to supply the required towing system or rack system. The Company is typically contacted two to four years prior to the start of production of the new model. The Company's product development engineers then work closely with the OEM to develop a product that satisfies the OEM's aesthetic and functional requirements. This relationship also provides the Company with a competitive advantage in the aftermarket because the Company already possesses the knowledge to create a system compatible with new model vehicles prior to release.

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

         The Company customarily obtains its supplies through individual purchase orders. In some instances, the Company will enter into short-term contracts with its suppliers which generally run one year or less. However, the Company has signed a long-term supply agreement which terminates in 2004 with one of its painting suppliers, Crown Group, Inc. ("Crown"), under which Crown opened a state-of-the-art paint line in a facility adjacent to the Company's Port Huron, Michigan facility.

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

         In the towing systems market, the Company competes with Draw-Tite Inc. and Reese Products Inc., both of which are subsidiaries of MascoTech, Bosal Holding B.V., The Oris Group, Production Stamping Inc. and numerous smaller competitors.

         In the rack systems and accessories market, the Company's competitors include JAC Holding Corp., Thule, which is a wholly-owned subsidiary of Eldon AB (a Swedish company), Yakima Products, Inc., Barrecrafters, Graber Products Inc. and several smaller competitors.

ENVIRONMENTAL REGULATION

         The Company's operations are subject to foreign, state and local environmental laws and regulations that limit the discharges into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage, and disposal of certain materials, substances and wastes. In many jurisdictions, these laws are complex, change frequently and have tended to become stronger over time.

         In jurisdictions such as the United States, such obligations, including but not limited to those under the Comprehensive Environmental Response, Compensation & Liability Act ("CERCLA"), may be joint and several and may apply to conditions at properties presently or formerly owned or operated by an entity or its predecessors, as well as to conditions at properties at which waste or other contamination attributable to an entity or its predecessors have been sent or otherwise come to be located. The Company believes that its operations are in substantial compliance with the terms of all applicable environmental laws and regulations as currently interpreted. In addition, to the best of the Company's knowledge, there are no existing or potential environmental claims against the Company nor has the Company received any notification nor is there any current investigation regarding, the disposal, release, or threatened release at any location of any hazardous substance generated or transported by the Company. However, the Company cannot predict with any certainty that it will not in the future incur liability under environmental laws and regulations with respect to contamination of sites currently or formerly owned or operated by the Company (including contamination caused by prior owners and operators of such sites), or the off-site disposal of hazardous substances.

    While historically the Company has not had to make significant capital expenditures for environmental compliance, the Company cannot predict with any certainty its future capital expenditures for environmental compliance because of continually changing compliance standards and technology. Future events, such as changes in existing environmental laws and regulations or unknown contamination of sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites), may give rise to additional compliance costs which could have a material adverse effect on the Company's financial condition. Furthermore, actions by foreign, federal, state and local governments concerning environmental matters could result in laws or regulations that could increase the cost of producing the products manufactured by the Company or otherwise adversely affect the demand for its products. Additionally, the Company does not currently have any insurance coverage for environmental liabilities and does not anticipate obtaining such coverage in the future.

EMPLOYEES

    At December 31, 1998, the Company had approximately 1,800 employees of whom approximately 1,500 are hourly employees and approximately 300 are salaried personnel. Approximately 160 of the Company's employees in the United States at the Port Huron, Michigan facility are represented by the Teamsters Union. Collective bargaining agreements with the Teamsters Union affecting these employees expire in April 2004. As is common in many European jurisdictions, substantially all of the Company's employees in Europe are covered by country-wide collective bargaining agreements. The Company believes that its relations with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS


    For financial information about foreign and domestic operations of the Company, see "Note 12" of the Company's "Notes to Consolidated Financial Statements".

    ITEM  2.      PROPERTIES

    The Company's executive offices are located in 14,550 square feet of leased space in Sterling Heights, Michigan. The Company has 25 facilities with a total of 2,054,050 square feet of space. The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs.

    The Company's facilities are as follows:

                                                                SQUARE    OWNED/         LEASE
          LOCATION                       FUNCTION                FEET     LEASED     EXPIRATION**
---------------------------   -----------------------------   --------- ---------  --------------
North America
-------------
Shelby Township, Michigan*    Manufacturing                     42,800    Owned                 --
Shelby Township, Michigan*    Manufacturing and warehousing     13,000   Leased               2008
Port Huron, Michigan*         Manufacturing and warehousing    200,000    Owned                 --
Sterling Heights, Michigan*   Administration and engineering    14,550   Leased               2003
Mt. Clemens, Michigan         Warehousing                       25,000   Leased     Month to Month
Lodi, California              Administration, manufacturing,   150,000    Owned                 --
                              engineering and warehousing
Lodi, California              Warehousing                       25,000   Leased     Month to Month
Auburn Hills, Michigan        Warehousing                       49,000   Leased               2005
Madison Heights, Michigan*    Administration and                90,000   Leased               2002
                              manufacturing
Madison Heights, Michigan*    Engineering and manufacturing     18,000   Leased               2002
Granby, Quebec                Administration, manufacturing     72,000   Leased               2001
                              and
                              warehousing
Granby, Quebec                Warehousing                       14,000   Leased     Month to Month
Bromptonville, Quebec         Manufacturing                      2,000   Leased               1999
Hamer Bay, Ontario            Manufacturing and                  7,500    Owned                 --
                              administration

Europe
------
Sandhausen, Germany           Administration and engineering     5,000   Leased     Month to Month
Barcelona, Spain              Manufacturing and                  6,200   Leased               1999
                              administration
Staphorst, The Netherlands*   Administration, manufacturing,   405,000    Owned                 --
                              warehousing and engineering
Hoogeveen, The Netherlands*   Manufacturing and warehousing    185,000    Owned                 --
Fensmark, Denmark*            Manufacturing and warehousing     95,000    Owned                 --
Nuneaton, United Kingdom*     Manufacturing and warehousing     75,000    Owned                 --
Vanersborg, Sweden*           Manufacturing, warehousing and   160,000   Leased               2004
                              engineering
Wolsztyn, Poland              Warehousing                        5,000   Leased     Month to Month
Reims, France                 Manufacturing and warehousing    115,000    Owned                 --
St. Victoria di Gualtieri,    Administration, manufacturing,   170,000   Leased               2003
Italy                         warehousing and engineering
St. Victoria di Gualtieri,    Manufacturing and warehousing    110,000   Leased               2003
Italy

----------

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MEMBERS' MATTERS

    There is no established public trading market for the Company's Class A Units. At March 15, 1999, there were 22 holders of record of Class A Units. Except as set forth below with respect to quarterly tax distributions to Members, the Company has never declared or paid dividends (or made any other distributions) on the Class A Units and does not anticipate doing so in the foreseeable future. Under certain loan agreements, the Company is prohibited from declaring or paying any cash dividend or making distributions thereon, except for quarterly distributions to Members to the extent of any tax liability with respect to the Class A Units and except for repurchases of Class A Units from employees upon a termination of their employment with the Company pursuant to an Employment Agreement and the Operating Agreement.

    As listed below, since September 1995, the Company has issued unregistered securities to investors and to certain other individuals. Each such issuance was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) of the Securities Act on the basis that such transactions did not involve a public offering.

    1) On September 28, 1995, pursuant to their respective subscription agreements, the Company issued an aggregate of 13,860 of its Class A Units for an aggregate purchase price of $13.9 million, to Chase Venture Capital Associates (an affiliate of CCP), F. Alan Smith, Barry Banducci, Richard Borghi, Marshall Gladchun and MascoTech.

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

    7) On April 22, 1998 pursuant to their respective subscription agreements, the Company issued an aggregate of 43 of its Class A Units for an aggregate purchase price of approximately $150,000, to Gerrit de Graaf and J. Wim Rengelink.

ITEM 6.    SELECTED HISTORICAL FINANCIAL DATA

    The information below presents historical financial data of the MascoTech Division ("Predecessor") for the year ended December 31, 1994 and the period from January 1, 1995 through September 27, 1995 (the period prior to the acquisition of the net assets of MascoTech Division by the Company). The data as of and for the year ended December 31, 1994 have been derived from the unaudited financial statements of the MascoTech Division and the data for the period from January 1, 1995 through September 27, 1995 have been derived from the audited financial statements of the MascoTech Division. The data as of and for the period from September 28, 1995 through December 31, 1995 and for the years ended December 31, 1996, 1997 and 1998 represent consolidated financial data of the Company subsequent to the acquisition of the MascoTech Division, and include (i) the operations of Brink subsequent to the Brink Acquisition on October 30, 1996;
(ii) the operations of the sportrack division of Bell and Nomadic subsequent to the SportRack International Acquisition on July 2, 1997 and July 24, 1997, respectively, (iii) the operations of Valley subsequent to the Valley Acquisition on August 5, 1997, (iv) the operations of Ellebi subsequent to the Ellebi Acquisition on January 2, 1998, (v) the operations of Tranfo-Rakzs subsequent to the Tranfo-Rakzs Acquisition on February 7, 1998, and have been derived from the audited financial statements of the Company. The following table should be read in conjunction with the financial statements of the Company and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                    COMPANY                                      PREDECESSOR
                                          ------------------------------------------------------------  -------------------------
                                                                                         PERIOD FROM       PERIOD FROM
                                                            YEAR ENDED                 SEPTEMBER 28, TO   JANUARY 1 TO
                                                           DECEMBER 31,                  DECEMBER 31,     SEPTEMBER 27,
                                            -----------------------------------------
                                              1998(3)       1997(2)         1996(1)         1995             1995        1994
                                           ------------  ------------   -------------  ----------------  -------------- --------
                                                       (DOLLARS IN THOUSANDS)                        (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales..........................         $290,139      $188,678       $ 81,466         $  16,299        $ 48,698      $ 60,882
Cost of sales(4)...................          213,435       135,556         53,607            12,458          38,645        47,716
                                            --------      --------       --------         ---------        --------      --------
  Gross profit.....................           76,704        53,122         27,859             3,841          10,053        13,166
Selling, administrative and product
  development expenses(4)..........           50,839        31,350         13,413             1,472           6,107         7,313
Amortization of intangible assets..            3,551         2,336          2,475               546             --            --
Impairment charge(4)...............            7,863           --             --                --              --            --
                                            --------      --------       --------         ---------        --------      -------
  Operating income.................           14,451        19,436         11,971             1,823           3,946         5,853
Other (income) expense
  Interest expense(5)..............           18,633        12,627          4,312               975             --            --
  Foreign currency (gain) loss(6)..           (4,995)        6,097          1,330               --              --            --
  Other, net.......................              --            --             (80)              (22)             65          (105)
                                            --------      --------       --------         ---------        --------      --------
  Income before minority interest,
    extraordinary charge and income
    taxes..........................              813           712          6,409               870           3,881         5,958
Provision (benefit) for income
  taxes(7).........................              903        (2,856)          (491)              --            1,324         2,114
                                            --------      --------       --------         ---------        --------      --------
  Income before minority interest
    and extraordinary charge.......              (90)        3,568          6,900               870           2,557         3,844
Minority interest..................              --             97             69                 9             --            --
                                            --------      --------       --------         ---------        --------      -------
  Income before extraordinary
    charge.........................              (90)        3,471          6,831               861           2,557         3,844
Extraordinary charge(8)............              --          7,416          1,970               --              --            --
                                            --------      --------       --------         ---------        --------      -------
  Net income (loss)................         $    (90)     $ (3,945)      $  4,861         $     861        $  2,557      $  3,844
                                            ========      ========       ========         =========        ========      ========
OTHER DATA:
Cash flows from operating
  activities.......................         $ 21,879      $  6,982       $  9,917         $   1,390        $  3,741      $  1,165
EBITDA(9)..........................           38,364        27,916         16,448             2,651           4,735         6,773
Depreciation.......................           10,857         6,144          2,002               282             789           920
Capital expenditures...............            9,998         7,751          3,124               491           2,079         1,392
Ratio of EBITDA to interest                     2.06x         2.21x          3.81x            2.72x             --            --
expense(5)........................
Ratio of earnings to fixed                      1.04x         1.06x          2.43x            1.89x             --            --
charges(5)(10)....................
BALANCE SHEET DATA (AT END OF
PERIOD)
Cash..............................          $ 11,240      $ 27,348       $  2,514         $   1,637        $      3      $      8
Working capital...................            49,232        65,803         14,368             3,960           4,002         3,518
Total assets......................           258,981       265,558        148,359            59,979          24,698        21,743
Total debt, including current                187,524       197,126         93,142            34,900             --            --
  maturities(5)...................
Mandatorily redeemable warrants(5)             4,409         3,507          3,498               200             --            --
Members' equity...................            15,147        16,444         18,463            14,221          15,794        13,664

----------

(1) In October 1996, the Company acquired Brink. The Brink Acquisition has been accounted for in accordance with the purchase method of accounting. Accordingly, the operating results of Brink are included in the consolidated operating results of the Company subsequent to October 30, 1996.

(2) The Company acquired the net assets of the sportrack division of Bell on July 2, 1997, Nomadic on July 24, 1997, and the net assets of Valley Industries on August 5, 1997. The SportRack International Acquisition and Valley Acquisition have been accounted for in accordance with the purchase method of accounting. Accordingly, the operating results of SportRack International and Valley are included in the consolidated operating results of the Company subsequent to the respective acquisition dates.

(3) The Company acquired the towbar segment of Ellebi S.p.A. on January 2, 1998 and the net assets of Tranfo-Rakzs on February 7, 1998. The Ellebi Acquisition and Transfo-Rakzs Acquisition have been accounted for in accordance with the purchase method of accounting. Accordingly, the operating results of Ellebi and Tranfo-Rakzs are included in the consolidated operating results of the Company subsequent to the respective acquisition dates.

(4) In June 1998, information became available that indicated that certain assets acquired from Bell (accounts receivable, inventory and tooling) had a fair value less than originally recorded. The SportRack International purchase was renegotiated and a $2.0 million reimbursement was received from Bell. Accounts receivable, inventory and tooling were reduced by $6.5 million and additional goodwill of $4.5 million, net of the $2.0 million reimbursement from Bell, was recorded. During the second half of 1998, management further reassessed the operations of SportRack International, took actions to restructure the operations, and recorded restructuring charges totaling $1.9 million. Restructuring charges have been included in cost of sales ($1.1 million) and in selling, administrative and product development expenses ($832,000) in the Company's consolidated statement of operations. Management believes that substantially all restructuring costs have been incurred as of December 31, 1998. Concurrent with the reassessment of the SportRack International operations, management reviewed the carrying value of goodwill and other intangible assets, determined that future cash flows would not be sufficient to recover recorded amounts, and recorded an impairment charge of $7.9 million.

(5) Prior to its acquisition by the Company on September 28, 1995, the Predecessor was a division of MascoTech and, accordingly, had no outstanding indebtedness.

(6) Primarily represents net currency gains and loss on indebtedness of the Company's foreign subsidiaries denominated in currencies other than their functional currency.

(7) The Predecessor, as a division of MascoTech, was allocated a portion of the consolidated income tax provision, which approximated the division's federal income tax provision on a stand-alone basis. The Company is a limited liability corporation and, as such, the earnings of the Company and its domestic subsidiaries are included in the taxable income of the Company's unitholders and no federal income tax provision is required. The Company's foreign subsidiaries provide for income taxes on their results of operations.

(8) In connection with the indebtedness extinguished as a result of the Brink Acquisition, a prepayment penalty of $220,000 and unamortized deferred debt issuance costs of $1.8 million were charged to operations during 1996. In connection with indebtedness extinguished as a result of issuing the Notes (as defined below), a prepayment penalty of $1.4 million, $3.1 million of unamortized debt discount, and unamortized deferred debt issuance costs of $3.2 million were charged to operations during 1997. The debt extinguishment charges in 1997 were reduced by $365,000 representing the income tax benefit recognized by Brink.

(9) EBITDA is defined as operating income plus depreciation and amortization adjusted in 1998 for the non-cash portion of impairment and restructuring charges ($9.5 million for the year ended December 31, 1998), which definition may not be comparable to similarly titled measures reported by other companies. EBITDA is presented because it is generally accepted as providing useful information regarding a company's ability to service and/or incur indebtedness. However, EBITDA should not be considered in isolation from or as an alternative to net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. In addition, funds depicted by the EBITDA measurement are not fully available for discretionary use because of debt service requirement, expenditures for capital replacement and expansion, and the need to conserve funds for other commitments and uncertainties.

(10)For purposes of determining the ratio of earnings to fixed charges, "earnings" are defined as income (loss) before minority interest, extraordinary charge and income taxes, plus fixed charges. "Fixed charges" consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the component of operating lease rental expense that management believes is representative of the interest component of rent expense.

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

    Two smaller acquisitions were completed in July 1997 by SportRack International. SportRack International acquired from Bell the net assets of its sportrack division, a Canadian supplier of rack systems and accessories to the automotive aftermarket. CCP at that time was a significant equity investor in Bell. SportRack International also acquired the capital stock of Nomadic, a Canadian supplier of rack systems and accessories to the automotive OEM market and aftermarket. The acquisitions of the sportrack division of Bell and Nomadic are collectively referred to in this 10-K as the "SportRack International Acquisition."

    In January 1998, the Company through Brink International B.V., acquired the net assets of the towbar segment Ellebi S.p.A., an Italian supplier of towing systems to the automotive OEM market and aftermarket.

    In February 1998, the Company through SportRack International, Inc., acquired the net assets of Transfo-Rakzs, a Canadian supplier of rear hitch rack carrying systems and related products to the automotive aftermarket.

SUMMARY RESULTS OF OPERATIONS

    The following table presents the major components of the statement of operations together with percentages of each component as a percentage of net sales.

                                                                           YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------
                                                        1998                       1997                       1996
                                            ----------------------     ----------------------     ---------------------
                                                                       (DOLLARS IN THOUSANDS)
        Net sales ......................     $ 290,139      100.0%      $ 188,678      100.0%      $  81,466      100.0%
          Gross profit .................        76,704       26.4%         53,122       28.2%         27,859       34.2%
        Selling, administrative and
        product development expenses ...        50,839       17.5%         31,350       16.6%         13,413       16.5%

        Amortization of intangible
          assets .......................         3,551        1.2%          2,336        1.2%          2,475        3.0%
        Impairment charge ..............         7,863        2.7%           --         --              --         --
          Operating income .............        14,451        5.0%         19,436       10.3%         11,971       14.7%
        Interest expense ...............        18,633        6.4%         12,627        6.7%          4,312        5.3%
        Foreign currency (gain) loss ...        (4,995)      (1.7%)         6,097        3.2%          1,330        1.6%
        Income before minority interest,
          extraordinary charge and
          income taxes .................           813        0.3%            712        0.4%          6,409        7.9%
        Income tax provision (benefit) .           903        0.4%         (2,856)      (1.5%)          (491)      (0.2%)
        Extraordinary charge ...........          --         --             7,416        3.9%          1,970        2.4%
        Net income (loss) ..............           (90)       0.0%         (3,945)      (2.1%)         4,861        6.0%

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

    Net sales. Net sales for 1998 were $290.1 million, representing an increase of $101.5 million, or 53.8% over net sales for 1997. The increase resulted primarily from the Ellebi Acquisition in January 1998, the Transfo-Rakzs Acquisition in February 1998, the Valley Acquisition in August 1997 and the SportRack International Acquisition in July 1997. The 1998 sales increase resulting from these acquisitions was $80.1 million. The remaining sales increase of $21.4 million resulted primarily from increased sales volumes of OEM rack systems on existing programs and the effect of having a full year of sales on new OEM rack system programs launched during 1997. On a pro forma basis, if the net sales of Ellebi and Tranfo-Rakzs and the net sales of Valley and SportRack International prior to acquisition were included with those of the Company for 1997 net sales for 1997 would have been $268.5 million, as compared to net sales of $290.1 million for 1998, an increase of $21.6 million, or 8.1%.

    Gross profit. Gross profit for 1998 was $76.7 million, representing an increase of $23.6 million, or 44.4%, over the gross profit for 1997. This increase resulted from the increase in net sales offset by a decrease in the gross margin. Gross profit as a percentage of net sales was 26.4% in 1998 compared to 28.2% in 1997. The decrease in gross margin resulted primarily from lower gross margins of newly acquired businesses, lower gross profit margins from sales of OEM rack systems resulting from increased sales of lower margin programs and restructuring charges (as further discussed below) related to the operations of SportRack International.

    Selling, administrative and product development expenses. Selling, administrative and product development expenses for 1998 were $50.8 million, representing an increase of $19.5 million, or 62.2% over selling, administrative and product development expenses for 1997, reflecting the increase in net sales. Selling, administrative and product development expenses as a percentage of net sales increased to 17.5% in 1998 from 16.6% in 1997. This increase is the result of increased spending on research and development activities, higher selling, administrative and product development expenses as a percentage of nets sales for Ellebi, increased costs in the roof rack aftermarket as a percentage of net sales and restructuring charges (as further discussed below) related to the operations of SportRack International.

    Impairment and restructuring charges. In June 1998, information became available that indicated that certain assets acquired from Bell (accounts receivable, inventory and tooling) had a fair value less than originally recorded. The SportRack International purchase price was renegotiated and a $2.0 million reimbursement was received from Bell. Accounts receivable, inventory and tooling were reduced by $6.5 million and additional goodwill of $4.5 million, net of the $2.0 million reimbursement from Bell, was recorded.

    During the second half of 1998, management further reassessed the operations of SportRack International, and as a result took actions to restructure the operations, rationalize the product offerings, customer and supplier base, distribution channels and warehousing, and terminated 14 employees, including certain members of SportRack International's senior management. A restructuring charge totaling $1.9 million was recorded including cash expenditures made during 1998 totaling $258,000 consisting of outside legal and accounting fees, employee severance and costs to dispose of obsolete inventory. Non-cash expenses included in the restructuring charge totaling $1.6 million included recording of inventory reserves related to the product rationalization of $1.1 million and recording of customer allowances, bad debts and other items of $574,000. The restructuring charge related to inventory ($1.1 million) has been included in cost of sales and other restructuring costs ($832,000) have been included in selling, administrative and product development expenses in the Company's consolidated statement of operations.

    Concurrent with the reassessment of SportRack International's operations, management reviewed the revised carrying value of goodwill and other intangible assets, determined that future cash flows would not be sufficient to recover recorded amounts, and recorded an impairment charge of $7.9 million. No impairment or restructuring charge was recorded during 1997.

    Operating income. Operating income for 1998 was $14.5 million, a decrease of $5.0 million, or 25.6%, compared to operating income for 1997. The decrease was due primarily to an impairment and restructuring charge in 1998. Excluding the impairment and restructuring charges, operating income in 1998 would have been $24.2 million, representing an increase of $4.8 million, or 24.6% over operating income for 1997. Excluding the impairment and restructuring charge, operating income as a percentage of net sales decreased to 8.3% in 1998 from 10.3% in 1997 as a result of lower gross margins and higher selling, administrative and product development expenses as a percentage of net sales in 1998.

    Interest expense. Interest expense for 1998 was $18.6 million, an increase of $6.0 million, or 47.6%, over interest expense for 1997. The increase was primarily due to additional borrowings to finance (i) the SportRack International Acquisition in July 1997, (ii) the Valley Acquisition in August 1997, (iii) the Ellebi Acquisition in January 1998, (iv) the Tranfo-Rakzs Acquisition in February 1998, and (vi) the effect of the issuance of the Notes (as defined below), of which a portion of the proceeds were used to repay debt from the Valley Acquisition and other then existing debt. These increases were partially offset by lower interest expense due to lower average line of credit borrowings during the year and lower interest rates on the Company's variable rate debt.

    Foreign currency (gain) loss. Foreign currency gain in 1998 was $5.0 million. The foreign currency gain primarily relates to the debt of Brink (whose functional currency was the Dutch Guilder through December 31, 1998) which is denominated in U.S. Dollars including intercompany debt and substantially all outstanding loans under the Company's Second Amended and Restated Credit Agreement, except for Term note A (as defined below) which was changed from a U.S. Dollar denominated loan to a Dutch Guilder denominated loan in October 1998. During 1998, the U.S. dollar weakened significantly in relation to the Dutch Guilder. At December 31, 1997, the exchange rate of the Dutch Guilder to the U.S. dollar was 2.02:1, whereas at December 31, 1998 the exchange rate was 1.89:1, or a 6.4% increase in the relative value of the Dutch Guilder.

    Provision (benefit) for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During 1998, the Company had a loss before income taxes for its taxable subsidiaries totaling $9.2 million and recorded a provision for income taxes of $903,000. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack International recorded during 1998 and differences in the tax rates of foreign countries. During 1997, the Company had a loss before income taxes for its taxable subsidiaries totaling $9.9 million and recorded a benefit for income taxes of $3.2 million.

    Extraordinary charge. There were no extraordinary charges incurred by the Company during the year ended December 31, 1998. The extraordinary charge resulting from debt extinguishment in 1997 was $7.4 million. In connection with the issuance of $125 million aggregate principal amount of 9 3/4% Senior Subordinated Promissory Notes due 2007 (the "Notes"), the Company repaid, in full, its Senior Subordinated Debt and Junior Subordinated Guilder Note and repaid a portion of certain term notes under the Amended and Restated Credit Agreement. In connection with such debt extinguishments, the Company recorded an extraordinary charge comprised of $1.4 million in prepayment penalties, $3.1 million of unamortized debt discount and $3.2 million of unamortized debt issuance costs, less $365,000 of tax benefit.

         Net income (loss). The net loss for 1998 was $90,000 as compared to a net loss of $3.9 million in 1997, a decrease of $3.9 million. Operating income for 1998 was $14.5 million, representing a decrease of $5.0 million, or 25.6% compared to operating income for 1997. The decreased operating income, resulting from the impairment and restructuring charges offset by the inclusion of Valley and SportRack International's operating results for a full year in 1998 as compared to five and six months, respectively, in 1997, the Ellebi acquisition in January 1998 and the Tranfo-Rakzs acquisition in February 1998, and increased interest expense ($6.0 million) was offset by the foreign currency gain in 1998 as compared with a foreign currency loss in 1997 related to Brink Acquisition debt denominated in U.S. dollars ($11.1 million), and no extraordinary charge in 1998 compared with an extraordinary charge resulting from debt extinguishment in 1997 ($7.4 million), and reduced by the provision for income taxes in 1998 as compared to an income tax benefit in 1997 ($3.8 million).

1997 COMPARED TO 1996

    Net sales. Net sales for 1997 were $188.7 million, representing an increase of $107.2 million, or 131.6% over net sales for 1996. The increase was due primarily to the Valley Acquisition in August 1997, $37.9 million (representing net sales for the five month period ended December 31, 1997, the period of 1997 subsequent to acquisition), the SportRack International Acquisition in July 1997, $2.5 million (representing net sales for the six month period ended December 31, 1997, the period 1997 subsequent to acquisition), and the full year sales of Brink in 1997 as compared to two months in 1996 ($54.8 million representing net sales for the ten month period ended October 31, 1997, the period of 1997 comparable to the period prior to acquisition in 1996). In addition, sales for SportRack increased $12.0 million because of increased sales of rack systems to OEMs for installation on new light truck models and increased OEM production of certain light truck models which use SportRack's systems. On a pro forma basis, if the net sales of Valley and SportRack International, prior to their respective acquisition dates, were included with those of the Company for 1996 and 1997, and Brink sales, prior to its acquisition date, were included with those of the Company for 1996, net sales for 1997 would have been $246.7 million, as compared to net sales of $233.5 million for 1996, an increase of $13.2 million, or 5.7%.

    Gross profit. Gross profit for 1997 was $53.1 million, representing an increase of $25.3 million, or 90.7%, over the gross profit for 1996. This increase resulted from the increase in net sales offset by a decrease in the gross margin. Gross profit as a percentage of net sales was 28.2% in 1997 compared to 34.2% in 1996. The decrease in gross margin resulted from a lower gross margin on sales contributed by Valley and a lower gross margin on sales of rack systems to the OEMs due to (i) launch costs related to new programs, (ii) lower margins on certain newly launched programs, and (iii) price givebacks on certain OEM programs.

    Selling, administrative and product development expenses. Selling, administrative and product development expenses for 1997 were $31.4 million, representing an increase of $17.9 million, or 133.7% over selling, administrative and product development expenses for 1996, reflecting the increase in net sales. Selling, administrative and product development expenses as a percentage of net sales increased to 16.6% in 1997 from 16.5% in 1996. Certain selling, administrative and product development expenses are relatively fixed and do not increase proportionately with sales. The effect of these fixed expenses was offset by higher expenses associated with the Company's European expansion and new corporate headquarters. In addition, selling, administrative and product development expenses were higher as a percentage of net sales for Brink, which was acquired in October 1996, and SportRack International, which was acquired in July 1997, than for the Company.

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

    Foreign currency (gain) loss. Foreign currency loss in 1997 was $6.1 million. The foreign currency loss primarily relates to the debt of Brink (whose functional currency was the Dutch Guilder through December 31, 1998) which is denominated in U.S. Dollars including intercompany debt and substantially all outstanding loans under the Company's Second Amended and Restated Credit Agreement. During 1997, the U.S. dollar strengthened significantly in relation to the Dutch Guilder. At December 31, 1996, the exchange rate of the Dutch Guilder to the U.S. dollar was 1.75:1, whereas at December 31, 1997 the exchange rate was 2.02:1, or a 15.4% decline in the relative value of the Dutch Guilder.

    Provision (benefit) for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During 1997, the Company had a loss before income taxes for its taxable subsidiaries totaling $9.9 million and recorded a benefit for income taxes of $3.2 million. During 1996, the Company had a loss before income taxes for its taxable subsidiaries totaling $1.8 million and recorded a benefit for income taxes of $491,000.

    Extraordinary charge. The extraordinary charge resulting from debt extinguishment in 1997 was $7.4 million. In connection with the issuance of $125 million aggregate principal amount of 9 3/4% Senior Subordinated Promissory Notes due 2007 (the "Notes"), the Company repaid, in full, its Senior Subordinated Debt and Junior Subordinated Guilder Note and repaid a portion of certain term notes under the Amended and Restated Credit Agreement. In connection with such debt extinguishments, the Company recorded an extraordinary charge comprised of $1.4 million in prepayment penalties, $3.1 million of unamortized debt discount and $3.2 million of unamortized debt issuance costs, less $400,000 of tax benefit.

    Net income (loss). The net loss for 1997 was $3.9 million as compared to net income of $4.9 million in 1996, a decrease of $8.8 million. Operating income for 1997 was $19.4 million, representing an increase of $7.5 million, or 62.4% over operating income for 1996. The increased operating income, resulting from inclusion of Brink's operating results for a full year in 1997 as compared to two months in 1996, the Valley Acquisition in August 1997, and the SportRack International Acquisition in July 1997, was offset by increased interest costs associated with such acquisitions ($8.3 million), increased foreign currency loss related to Brink Acquisition debt denominated in U.S. dollars ($4.8 million), and an increase in an extraordinary charge resulting from debt extinguishment ($5.4 million), collectively offset by an increase in the related income tax benefit ($2.4 million).


LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at December 31, 1998 was $187.5 million including current maturities of $4.5 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement ("U.S. Credit Facility").

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

                                               1998           1997         1996
                                             ---------     ---------     --------
        Working Capital ................     $ 49,232      $ 65,803      $ 14,368
        Cash flows provided by operating
          activities ...................       21,879         6,982         9,917
        Cash flows (used for) investing
          activities ...................      (31,618)      (79,733)      (57,463)
        Cash flows provided by (used
          for) financing activities ....       (8,367)       97,080        48,605

Working capital

    Working capital decreased by $16.6 million to $49.2 million at December 31, 1998 from $65.8 million at December 31, 1997 due to a decrease in cash of $16.1 million, a decrease of $5.7 million in working capital of SportRack International related to the change in estimated fair value of accounts receivable and inventory recorded in June 1998 and restructuring charges recorded in 1998 (as discussed above) and a decrease in accounts receivable of $5.9 million primarily related to the timing of collections of accounts receivable from large customers, primarily OEMs. Offsetting these decreases are increases in working capital of $9.7 million attributable to the Ellebi and Tranfo-Rakzs acquisitions. Working capital increased by $51.4 million to $65.8 million at December 31, 1997 from $14.4 million at December 31, 1996 due to an increase in cash of $24.8 million ($21.0 million of which was used to acquire Ellebi on January 2, 1998), an increase of $17.6 million attributable to the Valley and SportRack International acquisitions and an increase in accounts receivable of $8.6 million primarily attributable to the timing of collections of accounts receivable from large customers, primarily OEMs.

    Cash decreased by $16.1 million to $11.2 million at December 31, 1998 from $27.3 million at December 31, 1997 primarily due to cash used for investing and financing activities of $31.6 million and $8.4 million, respectively, offset by cash provided by operating activities of $21.9 million. Cash increased by $24.8 million to $27.3 million at December 31, 1997 from $2.5 million at December 31, 1996 primarily due to cash provided by operating and financing activities of $7.0 million and $97.8 million (of which $21.0 million was borrowed to finance the acquisition of Ellebi on January 2, 1998), respectively, offset by cash used for investing activities of $79.7 million.

Operating Activities

    Cash flow provided by operating activities for 1998 was $21.9 million, compared to $7.0 million in 1997 and $9.9 million in 1996. Cash flow for 1998 increased due to the cash flows provided by acquisitions completed in 1998, including the Ellebi Acquisition and the Transfo-Rakzs Acquisition, and the full year effect of acquisitions completed in 1997, including the Valley Acquisition and the SportRack International Acquisition. Acquisition related increases in operating cash flow totaled $4.0 million. The remaining increase in operating cash flows is attributable to improved operating performance and lower working capital of SportRack. SportRack's working capital decreased primarily as a result of the timing of collections of accounts receivable from large customers, primarily OEMs.

    The Company's European and Canadian subsidiaries have income tax net operating loss carryforwards ("NOLs") of approximately $1.3 million and $11.0 million, respectively, at December 31, 1998. The European NOLs have no expiration date and the Canadian NOLs expire primarily in 2005. Management believes that it is more likely than not that a portion of the deferred tax assets of the Canadian subsidiaries will not be realized and a valuation allowance of $4.2 million has been recorded against such assets. No valuation allowance has been recorded for the European NOLs as it is management's belief that it is more likely than not that the related deferred tax asset will be realized.

Investing Activities

    Investing cash flows include acquisitions of property and equipment of $10.0 million, $7.8 million, and $3.1 million in 1998, 1997 and 1996, respectively. The increase in capital expenditures during 1998 was primarily attributable to the capital expenditures of Ellebi and Transfo-Rakzs, which were acquired in 1998, and the increased capital expenditures of Valley and SportRack International, which were acquired during 1997. The Company estimates that capital expenditures for 1999 will be primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's 1999 capital expenditures are anticipated to include approximately $5.0 million for replacing and upgrading existing equipment. The Company's ability to make capital expenditures is subject to restrictions in the Amended and Restated Credit Agreement, including a maximum of $12.5 million of capital expenditures annually.

    Investing cash flows also include $22.8 million, $70.8 million, and $54.3 million in 1998, 1997, and 1996, respectively, for the acquisition of the Ellebi and Tranfo-Rakzs (January and February 1998, respectively), SportRack International and Valley (July and August 1997, respectively) and Brink (October
1996).

Financing Activities

    During 1998, financing cash flows were primarily limited to scheduled payments of principal on the Company's term indebtedness of $3.7 million and net repayments of borrowing under the Company's revolving loans of $4.5 million. Financing cash flows in 1997 and 1996 include borrowings of $90.5 million, and $46.1 million, respectively for the acquisition of the SportRack International, Valley and Ellebi (July, August and December 1997, respectively) and Brink (October 1996). Although the Ellebi Acquisition was consummated in January 1998, proceeds related to borrowing for the purchase were received in December 1997 and were included in the Company's cash at December 31, 1997. Debt issuance costs in connection with such borrowings were $2.6 million in both 1997 and 1996. In October 1997 the Company issued the Notes (as defined below). Proceeds from the issuance, which totaled $124.5 million, were used to reduce or eliminate certain of the Company's outstanding senior and subordinated debt and to pay $4.7 million in offering costs. Proceeds from the issuance of membership units were not significant in 1998 and were $5.0 million, and $4.6 million in 1997, and 1996, respectively. Distributions to members, in amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members, were not significant in 1998 and were $2.9 million in 1997 and $3.7 million in 1996.

Debt and Credit Sources

    Borrowings under the Company's U.S. Credit Facility and the Company's First Amended and Restated Credit Agreement ("Canadian Credit Facility") bear interest at floating rates which require interest payments on varying dates depending on the interest rate option selected by the Company. Under the terms of these credit facilities, the Company will be required to make principal payments totaling approximately $4.5 million in 1999, $11.0 million in 2000, $11.8 million in 2001 and $11.8 million in 2002. The Company is also required to purchase and maintain interest rate protection with respect to a portion of the term loans for three years. The Notes bear interest at 9.75% which is payable semiannually in arrears. See "Note 4" to the Company's "Consolidated Financial Statements" for additional information regarding the U.S. Credit Facility, the Canadian Credit Facility and the Senior Subordinated Notes.

    The Company is exposed to interest rate volatility with regard to variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility. At December 31, 1998 and 1997 the notional value of interest rate swaps was $18.5 million. Under the terms of the interest rate swap agreements, the Company pays a fixed interest rate on the notional principal amount. The effects of interest rate swaps are reflected in interest expense and are not material.

    The Company expects that its primary sources of cash will be from operating activities and borrowings under the U.S. Credit Facility and Canadian Credit Facility each of which provide the Company with revolving notes. As of December 31, 1998, the Company had no amounts borrowed under the revolving note of either the U.S. Credit Facility or the Canadian Credit Facility and has $25.0 million available borrowing capacity. As part of the U.S. Credit Facility, Chase and NBD committed to provide a $22.0 million Acquisition Revolving Note to finance acquisitions. On December 31, 1997, the Company borrowed $21.0 million under the Acquisition Revolving Note and used such proceeds to acquire the net operating assets of the towbar segment of Ellebi S.p.A. on January 2, 1998. Future acquisitions, if any, may require additional third party financing and there can be no assurances that such funds would be available on terms satisfactory to the Company, if at all.

    The Company's ability to satisfy its debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Amended and Restated Credit Agreement or a successor facility. The Company anticipates that, based on current and expected levels of operations, its operating cash flow, together with borrowings under the U.S. Credit Facility and the Canadian Credit Facility, should be sufficient to meet its debt service, working capital and capital expenditure requirements for the foreseeable future, although no assurances can be given in this regard, including as to the ability to increase revenues or profit margins. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all, including, whether, and on what terms, the Company could raise equity capital. See "Forward Looking Statements".

    The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain and, Italy. Net sales from international operations during 1998 were approximately $99.8 million, or 34.4% of the Company's net sales. At December 31, 1998, assets associated with these operations were approximately 42.6% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. dollar of approximately $26.4 million.

    The Company's international operations may be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Most of the revenues and costs and expenses of the Company's operations in these countries are denominated in the local currencies. The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Certain of the Company's foreign subsidiaries have debt denominated in currencies other than their functional currency. As the exchange rates between the currency of the debt and the subsidiaries functional currency change the Company is subject to foreign currency gains and losses.

    The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at December 31, 1998 and does not use derivative financial instruments for trading or speculative purposes.

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

Project

    Generally each subsidiary's Year 2000 program is divided into three major sections internal business software and hardware, internal non-financial software and embedded chip technology and external compliance by customers and suppliers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of identified items; (3) repairing or replacing material items that are determined not to be Year 2000 compliant; (4) testing material items; and (5) designing and implementing contingency and business continuation plans for each organization and company location.

    The internal business software and hardware section of the Company's Year 2000 plans vary by operating subsidiary and include either the conversion or reprogramming of applications software that is not Year 2000 compliant, the inclusion of acquired companies on the Company's existing Enterprise Resource Planning System (ERP System) or, where available from the supplier, the upgrading of such software to a Year 2000 compliant version. The Company estimates that this phase is on schedule to be completed by June 1999.

    The testing phase of this section, scheduled for completion by June 1999, is ongoing. The Company does not currently have contingency plans in place for its internal business software and hardware. Such contingency plans will be developed in the second quarter of 1999 should the current implementation plans fall behind schedule.

    The total cost associated with required modifications to the Company's internal business software and hardware to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 program is approximately $935,000. The total amount expended on the program through December 31, 1998, was $570,000, of which approximately $170,000 related to the cost of software modification and approximately $400,000 related to the cost of and upgrading existing software to Year 2000 compliant versions. The estimated future cost of completing the Year 2000 program is estimated to be approximately $165,000 for reprogramming of applications software and approximately $200,000 related to the cost of including acquired companies on existing ERP Systems. Funds for the program are provided from existing operating budgets for all items and are included in operating expenses as incurred.

    The Company has completed all phases of its Year 2000 plan related to non-financial software, embedded chip technology, and its non-financial systems such as manufacturing equipment, security equipment, etc. Few of these systems have been identified as not being in compliance. Accordingly, the cost of achieving Year 2000 compliance for these systems was minimal.

    The Company has identified and contacted its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. Each of the suppliers contacted have indicated that they are currently undergoing or have completed programs related to the Year 2000 problem within their organizations. Due to the satisfactory responses with its critical suppliers, the Company does not intend to change suppliers, service providers or contractors. The Company has not independently verified the status of its critical suppliers, service providers and contractors Year 2000 readiness. Many of the Company's customers are large OEMs which are preparing for the Year 2000 Issue and it is believed that they will be compliant by the Year 2000. However, the Company does not currently have any formal information concerning the Year 2000 compliance status of its customers, particularly in the aftermarket, but has received indications that most of its customers are working on Year 2000 compliance.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use" ("SOP 98-1"). SOP 98-1 is effective for the Company beginning on January 1, 1999. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. This statement will be applied prospectively, however, the impact of this new standard is not expected to have a significant effect on the Company's financial position or results of operations.

    In April 1998, the AICPA issued Statement of Position ("SOP 98-5"), "Reporting the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 is effective beginning on January 1,1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs to be expensed as incurred. The Company believes it is in compliance with the standards established by SOP 98-5 and as such SOP 98-5 will not impact the Company's future earnings or financial position.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("FAS 133"). The statement is effective for fiscal years beginning after June 15, 1999. The Company plans to adopt this statement at the beginning of fiscal 2000. The Company is completing an analysis of FAS 133 which is not expected to have a material impact on the Company's results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to certain market risks which exist as a part of its ongoing business operations. Primary exposures include fluctuations in the value of foreign currency investments in subsidiaries, volatility in the translation of foreign currency earnings to U.S. Dollars and movements in Federal Funds rates and the London Interbank Offered Rate ("LIBOR"). The Company uses derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Accountants...........................................................................   23

         Consolidated Balance Sheets -- December 31, 1998 and 1997...................................................   24

         Consolidated Statements of Operations -- Years Ended December 31, 1998, 1997 and 1996.......................   25

         Consolidated Statements of Cash Flows -- Years Ended December 31, 1998, 1997 and 1996.......................   26

         Consolidated Statements of Changes in Members' Equity -- Years Ended December 31, 1998, 1997 and 1996.......   27

         Notes to Consolidated Financial Statements..................................................................   28

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Managers
and Members of
Advanced Accessory Systems, LLC

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Advanced Accessory Systems, LLC and its subsidiaries at December 31, 1998 and 1997, and the results of their operations, their cash flows and changes in members' equity for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Bloomfield Hills, Michigan
March 15, 1999

                         ADVANCED ACCESSORY SYSTEMS, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                         -----------------------
                                                                            1998         1997
                                                                        ---------      ---------
                                                                            (DOLLAR AMOUNTS IN
                                                                               THOUSANDS)
                                    ASSETS
        Current assets
          Cash ....................................................     $  11,240      $  27,348
          Accounts receivable, less reserves of $2,766 and $1,699,
             respectively .........................................        40,727         43,523
          Inventories .............................................        43,087         34,408
          Deferred income taxes ...................................           280           --
          Other current assets ....................................         3,964          6,531
                                                                        ---------      ---------
               Total current assets ...............................        99,298        111,810
        Property and equipment, net ...............................        61,295         53,560
        Goodwill, net .............................................        87,079         85,889
        Other intangible assets, net ..............................         6,592          9,963
        Deferred income taxes .....................................         1,933          3,626
        Other noncurrent assets ...................................         2,784            710
                                                                        ---------      ---------
                                                                        $ 258,981      $ 265,558
                                                                        =========      =========
                       LIABILITIES AND MEMBERS' EQUITY
        Current liabilities
          Current maturities of long-term debt ....................     $   4,536      $   3,746
          Accounts payable ........................................        23,115         23,018
          Accrued liabilities .....................................        21,335         17,910
          Deferred income taxes ...................................         1,080          1,333
                                                                        ---------      ---------
               Total current liabilities ..........................        50,066         46,007
                                                                        ---------      ---------
        Noncurrent liabilities
          Deferred income taxes ...................................         1,790          3,545
          Other noncurrent liabilities ............................         4,581          2,675
          Long-term debt, less current maturities .................       182,988        193,380
                                                                        ---------      ---------
               Total noncurrent liabilities .......................       189,359        199,600
                                                                        ---------      ---------
        Commitments and contingencies (Note 11)
        Mandatorily redeemable warrants ...........................         4,409          3,507
                                                                        ---------      ---------
        Members' equity
          Class A Units 25,000 authorized, 16,450 and 16,411 issued
            at December 31, 1998 and 1997, respectively............        22,276         23,163
          Class B Units, 2,000 authorized, no Units issued at
            December 31, 1998 and 1997.............................            --             --
          Other comprehensive loss ................................          (615)          (490)
          Accumulated deficit .....................................        (6,514)        (6,229)
                                                                        ---------      ---------
                                                                           15,147         16,444
                                                                        ---------      ---------
                                                                        $ 258,981      $ 265,558
                                                                        =========      =========

          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                       ---------------------------------------
                                                          1998           1997          1996
                                                       ---------      ---------      ---------
                                                             (DOLLAR AMOUNTS IN THOUSANDS)
        Net sales ................................     $ 290,139      $ 188,678      $  81,466
        Cost of sales ............................       213,435        135,556         53,607
                                                       ---------      ---------      ---------
          Gross profit ...........................        76,704         53,122         27,859
        Selling, administrative and product
          development expenses ...................        50,839         31,350         13,413
        Amortization of intangible assets ........         3,551          2,336          2,475
        Impairment charge ........................         7,863           --             --
                                                       ---------      ---------      ---------
          Operating income .......................        14,451         19,436         11,971
                                                       ---------      ---------      ---------
        Other (income) expense
          Interest expense .......................        18,633         12,627          4,312
          Foreign currency (gain) loss ...........        (4,995)         6,097          1,330
          Other (income) expense .................          --             --              (80)
                                                       ---------      ---------      ---------
        Income before minority interest,
          extraordinary charge and income
          taxes ..................................           813            712          6,409
        Provision (benefit) for income taxes .....           903         (2,856)          (491)
                                                       ---------      ---------      ---------
        Income (loss) before minority interest and
          extraordinary charge ...................           (90)         3,568          6,900
        Minority interest ........................          --               97             69
        Extraordinary charge resulting from debt
          extinguishment .........................          --            7,416          1,970
                                                       ---------      ---------      ---------
        Net income (loss) ........................     $     (90)     $  (3,945)     $   4,861
                                                       =========      =========      =========

          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                          ---------------------------------------
                                                             1998           1997          1996
                                                          ---------      ---------      ---------
                                                                (DOLLAR AMOUNTS IN THOUSANDS)
        CASH FLOWS PROVIDED BY (USED FOR)
          OPERATING ACTIVITIES ......................     $     (90)     $  (3,945)     $   4,861
        Net income (loss)
        Adjustments to reconcile net income (loss) to
          net cash provided by operating activities
          Depreciation and amortization .............        15,093          9,360          4,689
          Deferred taxes ............................          (688)        (3,146)          (363)
          Impairment and restructuring charge .......         9,505           --             --
          Foreign currency (gain) loss ..............        (4,948)         5,500          1,118
          Loss on disposal of assets ................           191           --               10
          Extraordinary charge resulting from debt
             extinguishment .........................          --            7,416          1,970
          Changes in assets and liabilities:
             Accounts receivable ....................         5,873         (8,661)          (118)
             Inventories ............................        (1,457)           582         (3,736)
             Other current assets ...................         1,513            378         (1,742)
             Other noncurrent assets ................        (1,934)          (482)           (67)
             Accounts payable .......................        (3,032)        (2,719)         1,995
             Accrued liabilities ....................         1,133          2,819          3,144
             Other noncurrent liabilities ...........           720           (217)        (1,913)
             Minority interest in consolidated
               subsidiaries .........................          --               97             69
                                                          ---------      ---------      ---------
               NET CASH PROVIDED BY OPERATING
                  ACTIVITIES ........................        21,879          6,982          9,917
                                                          ---------      ---------      ---------
        CASH FLOWS PROVIDED BY (USED FOR)
          INVESTING ACTIVITIES
        Acquisition of machinery and equipment ......        (9,998)        (7,751)        (3,124)
        Amount due from sellers of Valley Industries,
          Inc .......................................         1,150         (1,150)          --
        Acquisition of subsidiaries, net of cash
          acquired ..................................       (22,770)       (70,832)       (54,339)
                                                          ---------      ---------      ---------
               NET CASH USED FOR INVESTING
                  ACTIVITIES ........................       (31,618)       (79,733)       (57,463)
                                                          ---------      ---------      ---------
        CASH FLOWS PROVIDED BY (USED FOR)
          FINANCING ACTIVITIES
        Proceeds from issuance of debt ..............          --          215,050         88,842
        Proceeds from issuance of warrants ..........          --             --            3,498
        Increase (decrease) in revolving loan .......        (4,505)           504          4,300
        Extinguishment of warrants ..................          --             --           (1,600)
        Repayment of debt ...........................        (3,682)      (113,248)       (44,628)
        Debt issuance costs .........................          --           (7,280)        (2,643)
        Issuance of membership units ................            29          4,999          4,562
        Repurchase of membership units ..............           (14)          --             --
        Distributions to members ....................          (195)        (2,945)        (3,726)
                                                          ---------      ---------      ---------
               NET CASH PROVIDED BY (USED FOR)
                  FINANCING ACTIVITIES ..............        (8,367)        97,080         48,605
                                                          ---------      ---------      ---------
        Effect of exchange rate changes .............         1,998            505           (182)
        Net increase (decrease) in cash .............       (16,108)        24,834            877
        Cash at beginning of period .................        27,348          2,514          1,637
                                                          ---------      ---------      ---------
        Cash at end of period .......................     $  11,240      $  27,348      $   2,514
                                                          =========      =========      =========
        Cash paid for interest ......................     $  17,559      $   8,302      $   4,215
                                                          =========      =========      =========
        Cash paid for income taxes ..................     $     934      $     581      $    --
                                                          =========      =========      =========

          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                OTHER           RETAINED       TOTAL
                                                                    MEMBERS'    COMPREHENSIVE   EARNINGS      MEMBERS'
                                                                    CAPITAL     INCOME (LOSS)  (DEFICIT)      EQUITY
                                                                    --------    ------------    ---------     ---------
        Balance at December 31, 1995...........................     $ 13,360      $   --        $    861      $ 14,221

        Issuance of additional units ..........................        4,562          --            --           4,562
        Accretion of membership warrants ......................         --            --          (1,400)       (1,400)
        Distributions to members, net of minority .............         --            --          (3,692)       (3,692)
        interest
        Comprehensive income:
          Currency translation adjustment .....................         --             (89)         --            --
          Net income for 1996 .................................         --            --           4,861          --
            Total comprehensive income ........................         --            --            --           4,772
                                                                    --------      --------      --------      --------
        Balance at December 31, 1996 ..........................       17,922           (89)          630        18,463

        Issuance of additional units ..........................        5,250          --            --           5,250
        Accretion of membership warrants ......................           (9)         --            --              (9)
        Distributions to members, net of minority .............         --            --          (2,914)       (2,914)
        interest
        Comprehensive loss:
          Currency translation adjustment .....................         --            (401)         --            --
          Net loss for 1997 ...................................         --            --          (3,945)         --
            Total comprehensive loss ..........................         --            --            --          (4,346)
                                                                    --------      --------      --------      --------
        Balance at December 31, 1997 ..........................       23,163          (490)       (6,229)       16,444

        Issuance of additional units ..........................          150          --            --             150
        Notes receivable for unit purchase.....................         (121)         --            --            (121)
        Repurchase of membership units.........................          (14)         --            --             (14)
        Accretion of membership warrants ......................         (902)         --            --            (902)
        Distributions to members ..............................         --            --            (195)         (195)
        Comprehensive loss:
          Currency translation adjustment .....................         --            (125)         --            --
          Net loss for 1998 ...................................         --            --             (90)         --
            Total comprehensive loss ..........................         --            --            --            (215)
                                                                    --------      --------      --------      --------
        Balance at December 31, 1998 ..........................     $ 22,276      $   (615)     $ (6,514)     $ 15,147
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

                                 ADVANCED ACCESSORY SYSTEMS, LLC

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

    Advanced Accessory Systems, LLC (formerly AAS Holdings, LLC) (the "Company") is engaged in the design, manufacture and supply of towing and rack systems and accessories for the automotive original equipment manufacturer ("OEM") market and the automotive aftermarket. The Company's business commenced on September 28, 1995, with the acquisition of certain of the net assets of MascoTech Accessories (the "Predecessor"), a division of MascoTech, Inc., through the Company's majority-owned subsidiary, SportRack, LLC. As described in Note 2, in October 1996 the Company acquired Brink B.V., in July and August of 1997 acquired the sportrack division of Bell Sports Corporation, Nomadic Sports, Inc. and Valley Industries, Inc. and in January and February 1998 acquired the net assets of the towbar segment of Ellebi S.p.A. and the net assets of Transfo-Rakzs, Inc.

PRINCIPLES OF CONSOLIDATION

    The Company includes the accounts of the following:

        SportRack, LLC.................   100% owned by Advanced Accessory Systems, LLC
          SportRack Automotive, GmbH...   A German corporation, 100% owned by SportRack, LLC
          SportRack International,
            Inc and its consolidated
            subsidiary.................   A Canadian corporation, 100% owned by SportRack, LLC
        AAS Holdings, Inc..............   100% owned by Advanced Accessory Systems, LLC
        Brink International B.V and
          its consolidated
          subsidiaries.................   A Dutch corporation, 100% owned by AAS Holdings,
                                          Inc.
        Valley Industries, LLC.........   99% owned by Advanced Accessory Systems, LLC and 1%
                                          owned by SportRack, LLC
        ValTek, LLC....................   99% owned by Advanced Accessory Systems, LLC and 1%
                                          owned by SportRack, LLC
        AAS Capital Corporation........   100% owned by Advanced Accessory Systems, LLC

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

FINANCIAL INSTRUMENTS

    Financial instruments at December 31, 1998 and 1997, including cash, accounts receivable and accounts payable, are recorded at cost, which approximates fair value due to the short-term maturities of these assets and liabilities. The carrying value of the obligations under the bank agreements are considered to approximate fair value as the agreements provide for interest rate revisions based on changes in prevailing market rates or were entered into at rates that approximate market rates at December 31, 1998 and 1997. The carrying value of the Notes (as defined below) approximate fair value based upon quoted prices at December 31, 1998 in the market in which the Notes are traded.

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

CURRENCY TRANSLATION

    The functional currency for the Company's foreign subsidiaries is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; translation adjustments are reported as a separate component of members' equity. Revenues, expenses and cash flows for foreign subsidiaries are translated at average exchange rates during the period; foreign currency transaction gains and losses are included in current earnings. The accompanying consolidated statement of operations for the years ended December 31, 1998, 1997 and 1996 includes net currency gains (losses) of $4,995, $(6,097) and $(1,330), respectively, relating primarily to debt denominated in U.S. Dollars at Brink International B.V., whose functional currency was the Dutch Guilder through December 31, 1998. At December 31, 1998, U.S. Dollar denominated debt recorded at Brink includes intercompany debt and substantially all outstanding loans under the Company's Second Amended and Restated Credit Agreement, except for the term A note (as defined below) which was changed from a U.S. Dollar denominated loan to a Dutch Guilder denominated loan in October 1998.

INVENTORIES

    Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventories are periodically reviewed and reserves established for excess and obsolete items.

TOOLING

    The Company incurs costs to develop new tooling used in the manufacture of products sold to OEMs. Tooling costs that are reimbursed by the OEMs as the tooling is completed are included in other current assets. All other customer tooling costs are included in other noncurrent assets and amortized over the expected product life, generally four to six years. Company owned tooling is included in property and equipment and depreciated over its expected useful life, generally three to five years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions for tooling costs that will not be recovered, if any, when such amounts are known.

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

                                                                                YEARS
                                                                                -----
          Buildings and improvements.................................           5-50
          Machinery, equipment and tooling...........................           2-10
          Furniture and fixtures.....................................            5-7

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill of $87,079 and $85,889 (net of accumulated amortization of $8,400 and $5,251) at December 31, 1998 and 1997, respectively, represents the costs in excess of net assets acquired and is amortized using the straight line method over periods of up to 30 years.

    Debt issuance costs of $5,958 and $6,467, net of accumulated amortization at December 31, 1998 and 1997, respectively, are amortized over the terms of the loan agreements, which are six to ten years. Debt issuance cost amortization of $587, $551 and $212 for 1998, 1997 and 1996, respectively, has been included in interest expense.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the impairment of long-lived assets by comparing the undiscounted future net cash flows to be generated by the assets to their carrying value. Impairment losses are then measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. In 1998, as described in Note 3, the Company determined that certain intangible assets of its subsidiary, SportRack International, Inc. had been impaired.

INCOME TAXES

    The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Distributions are made to the members in amounts sufficient to meet the tax liability on the Company's domestic taxable income accruing to the individual members. Distributions to members, net of minority interest, of $195, $2,914 and $3,692 were made during 1998, 1997 and 1996, respectively.

    Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. Income tax provisions for these entities are based on the U.S. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are provided for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such entities' assets and liabilities. Deferred tax assets are reduced by a valuation allowance for tax benefits that are not expected to be realized. The Company does not provide for U.S. income taxes or foreign withholding taxes on the undistributed earnings of foreign subsidiaries because of management's intent to permanently reinvest in such operations.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering costs are expensed as incurred and aggregated approximately $9,611, $5,860 and $3,548 for the years ended December 31, 1998, 1997 and 1996, respectively, for the Company.

RECLASSIFICATIONS

    Certain amounts from the 1997 financial statements have been reclassified to conform with the 1998 financial statement presentation.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

2.   ACQUISITIONS

    Acquisitions of the Company from inception through December 31, 1998 are as follows:

                                                                     PURCHASE      GOODWILL
                ACQUIRED COMPANY                  ACQUISITION DATE     PRICE       RECORDED     LOCATION    PRODUCT LINES
    -----------------------------------------    ------------------  --------     ----------  -----------  --------------
    MascoTech Accessories....................    September 28, 1995   $46,050      $32,781    United       Rack systems
                                                                                              States
    Brink B.V................................    October 30, 1996      54,339       27,730    Europe       Towing systems
    Sportrack division of Bell Sports........    July 2, 1997          13,505        1,198    Canada       Rack systems
    Nomadic Sports, Inc......................    July 24, 1997            849          433    Canada       Rack systems
    Valley Industries, Inc...................    August 5, 1997        56,478       32,891    United       Towing systems
                                                                                              States
    Towbar segment of Ellebi S.p.A...........    January 2, 1998       21,938        5,645    Italy        Towing systems
    Tranfo-Rakzs, Inc........................    February 7, 1998       1,040          902    Canada       Rack systems

    The above acquisitions have each been accounted for in accordance with the purchase method of accounting. Accordingly, the respective purchase price of each acquisition has been allocated to assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The operating results of these entities have been included in the Company's consolidated financial statements since the date of each acquisition. Each acquisition represented the purchase of the net assets of the respective company with the exceptions of Brink B.V. and Nomadic Sports, Inc. which were purchases of the outstanding shares. Each company was purchased for cash except for Brink B.V. which was purchased for $54,339 in cash and a 12,500 Junior Subordinated Note ($7,340) denominated in Dutch Guilders, to Brink Holdings, B.V.

Pro Forma Data

    The following unaudited pro forma consolidated results of operations have been prepared as if the Valley, SportRack International, Inc., Ellebi and Tranfo-Rakzs, Inc. acquisitions had occurred on January 1, 1997.

                                                                                 1997
                                                                                 ----
                    Net sales...........................................      $ 268,489
                    Income before extraordinary charge..................          2,015
                    Net loss............................................         (5,401)

    Pro forma results for 1998 have not been presented as they are substantially the same as the Company's actual results. The pro forma data is not intended to be a projection of future results.

    The pro forma data included above includes adjustments to historical results of operations for increased depreciation expense, intangible asset amortization and interest expense, net of the related tax benefits.

3.  IMPAIRMENT AND RESTRUCTURING CHARGES

    In July 1997, the Company acquired the net assets of the sportrack division of Bell Sports Corporation ("Bell") for approximately $13,500 and recorded goodwill of approximately $1,200, representing the excess of the purchase price over the then estimated fair value of net assets acquired. In June 1998 information became available which indicated that certain assets acquired from Bell (accounts receivable, inventory, and tooling) had a fair value less than originally recorded. The SportRack International purchase was renegotiated and a $2,000 reimbursement was received from Bell. Accounts receivable, inventory and tooling were reduced by $6,500 and additional goodwill of $4,500, net of the $2,000 reimbursement from Bell, was recorded.

    During the second half of 1998, management further reassessed the operations of SportRack International, and as a result took actions to restructure the operations and rationalize the product offerings, customer and supplier base, distribution channels and warehousing, and terminated 14 employees, including certain members of SportRack International's senior management. Concurrent with the reassessment of the SportRack International's operations, management reviewed the revised carrying value of goodwill and other intangible assets, determined that future cash flows would not be sufficient to recover recorded amounts, and recorded an impairment charge of $7,863.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

3.  IMPAIRMENT AND RESTRUCTURING CHARGE -- (CONTINUED)

    The SportRack International impairment and restructuring charges are comprised of the following:

        Impairment of:
          Goodwill ...............     $6,116
          Other intangible assets       1,747     $7,863
                                       ------

        Restructuring charges for:
          Product rationalization       1,068
          Other costs ............        832      1,900
                                       ------     ------
                                                  $9,763
                                                  ======

    The restructuring charge related to inventory has been included in cost of sales and other costs have been included in selling, administrative and product development expenses in the accompanying 1998 consolidated statement of operations. Management believes that substantially all restructuring costs have been incurred as of December 31, 1998, including cash expenditures during 1998 of $258.

    Sales for SportRack International during the year ended December 31, 1998 were approximately $4,000 and total assets as of December 31 1998 were approximately $7,100 after the impairment charge.

4.       LONG-TERM DEBT

    Long-term debt is comprised of the following:

                                                                                      OUTSTANDING AT
                                                                INTEREST RATE AT      DECEMBER 31,
                                                                  DECEMBER 31,   ---------------------
                                                                     1998           1998        1997
                                                                ---------------  ----------   --------
        Senior Subordinated Notes, less discount of $435
          and $464, respectively .......................            9.75%        $124,565     $124,536
        Second Amended and Restated Credit Agreement
          (U.S. Credit Facility)
             Term note A ...............................            5.09%          14,777       17,065
             Term note B ...............................            7.54%          15,592       15,883
             Revolving line of credit note .............            --               --          1,900
             Acquisition revolving note ................            7.09%          21,000       21,000
        First Amended and Restated Credit Agreement
          (Canadian Credit Facility)
             Canadian term note ........................            7.50%          11,590       13,952
             Canadian revolving line of credit note ....            --               --          2,790
                                                                                 --------     --------
                                                                                  187,524      197,126
        Less -- current portion ........................                            4,536        3,746
                                                                                 --------     --------
                                                                                 $182,988     $193,380
                                                                                 ========     ========

    During 1998, the Company exchanged 100% of its Senior Subordinated Notes (the "Old Notes") for a new series of notes issued under a registration statement having terms substantially identical to the Old Notes.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

4.  LONG-TERM DEBT -- (CONTINUED)

SENIOR SUBORDINATED NOTES

    Borrowings under the Company's Series B Senior Subordinated Notes (the "Notes"), due October 1, 2007, are unsecured and are subordinated in right of payment to all existing and future senior indebtedness of the Company, including the loans under the U.S. and Canadian Credit Agreements described below. The Company, at its option, may redeem the Notes, in whole or in part, together with accrued and unpaid interest subsequent to October 1, 2002 at certain redemption prices as set forth by the indenture, under which the Notes have been issued. In addition, at any time on or prior to October 1, 2000, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of one or more public equity offerings at a redemption price equal to 109.75% of the principal amount to be redeemed. Upon the occurrence of a change of control of the Company, as defined by the indenture, the Company is required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount of the notes. The indenture places certain limits on the Company, the most restrictive of which include, the incurrence of additional indebtedness by the Company, the payment of dividends on, and redemption of capital of the Company, the redemption of certain subordinated obligations, investments, sales of assets and stock of certain subsidiaries, transactions with affiliates, consolidations, mergers and transfers of all or substantially all of the Company's assets. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

SECOND AMENDED AND RESTATED CREDIT AGREEMENT

    The Company's Second Amended and Restated Credit Agreement ("U.S. Credit Facility"), which is administered by First Chicago NBD Bank ("NBD") and The Chase Manhattan Bank ("Chase"), is secured by substantially all the assets of the Company and places certain restrictions on the Company related to indebtedness, sales of assets, investments, capital expenditures, dividend payments, management fees, and members' equity transactions. In addition, the agreement subjects the Company to certain restrictive covenants, including the attainment of designated operating ratios and minimum net worth levels. The Company, at its election, may make prepayments of the term notes under the credit agreement on a pro-rata basis. Additionally, mandatory prepayments of the term notes are required in the event of sales of assets meeting certain criteria, as set forth by the agreement, or based upon periodic calculations of excess cash flows, as defined by the agreement.

    The U.S. Credit Facility provides for two term notes (Term note A and Term note B), a revolving line of credit note and an acquisition revolving note. Loans under each of the term notes and the revolving note can be converted, at the election of the Company, in whole or in part, into Base Rate Loans or Eurocurrency Loans. Interest is payable in arrears quarterly on Base Rate Loans, and in arrears in one, two or three months on Eurocurrency Loans, as determined by the length of the Eurocurrency Loan, as selected by the Company. Interest is charged at an adjustable rate plus the applicable margin. The applicable margin is based upon the Company's Senior Debt Ratio, as defined by the Credit Agreement. Eurocurrency Loans under the Term A note can be made in U.S. dollars or certain other currencies, at the option of the Company. The U.S. Credit Facility also provides for a Letter of Credit Facility. At December 31, 1998, no letters of credit were outstanding.

Term note A

    On October 30, 1996 the Company borrowed $65,000 under Term note A. On October 1, 1997 the Company made a mandatory prepayment totaling $43,475 in connection with the issuance of the Old Notes. In October 1998, the loan under Term note A, which was denominated in U.S. Dollars, was exchanged for a loan denominated in Dutch Guilders. All other provisions of Term note A were unchanged. At December 31, 1998 the principal balance of Term note A was 27,913 Dutch Guilders. The applicable margin for Term note A ranges from .75% to 2.0% for Base Rate Loans and from 1.75% to 3.0% for Eurocurrency Loans. Repayments under the note are required in the following installments:

                                 QUARTERLY
                ------------------------------------------
                March 31, 1999 through September 30, 1999......................    $  552
                December 31, 1999 through September 30, 2000...................       736
                December 31, 2000 through June 30, 2003........................       883
                Final installment on October 30, 2003..........................       464

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

4.   LONG-TERM DEBT -- (CONTINUED)

Term note B

    On August 5, 1997, the Company borrowed $55,000 under Term note B. On October 1, 1997 the Company made a mandatory prepayment totaling $39,044 in connection with the issuance of the Old Notes. The applicable margin for Term note B ranges from 1.25% to 2.5% for Base Rate Loans and from 2.25% to 3.5% for Eurocurrency Loans. Repayments under Term note B are required in the following installments:

                March 31, 1999 through September 30, 2003 (quarterly)................................    $    73
                December 31, 2003....................................................................      2,912
                March 30, 2004, June 30, 2004 and October 30, 2004...................................      3,764

Revolving line of credit note

    The Company has the ability to borrow up to $25,000 under the revolving line of credit which expires on October 30, 2003. Available borrowings, however, are limited to a defined borrowing base amount equal to 85% eligible domestic accounts receivable and 80% of certain eligible foreign accounts receivable. The base borrowing amount is increased by the lesser of the sum of 50% of domestic eligible inventory and 40% to 50% of certain eligible foreign inventory or $10,000. Available borrowings are reduced by amounts outstanding under the Canadian revolving line of credit note described below. The applicable margin for the revolving line of credit ranges from .75% to 2.0% for Base Rate Loans and from 1.75% to 3.0% for Eurocurrency Loans. A commitment fee of .375% to .5% is charged on the unused balance based on the Company's Senior Leverage Ratio, as defined. At December 31, 1998, $25,000 was available under the facility.

Acquisition revolving note

    On December 31, 1997, the Company borrowed $21,000 under its $22,000 acquisition revolving note. The proceeds were used to acquire the net assets of Ellebi on January 2, 1998, as discussed in Note 2. The note is available to the Company on a revolving credit basis until September 24, 1999 at which time the outstanding principal balance will convert to a term loan which will amortize in sixteen equal quarterly installments with a final maturity of October 30, 2003. The applicable margin for the acquisition revolving note ranges from .75% to 2.0% for Base Rate Loans and from 1.25% to 3.0% for Eurocurrency Loans. A commitment fee of .375% to .5% is charged on the unused balance based on the Company's Senior Leverage Ratio, as defined.

FIRST AMENDED AND RESTATED CREDIT AGREEMENT

    The Company's First Amended and Restated Credit Agreement ("Canadian Credit Facility"), which is administered by NBD and Chase, is secured by substantially of all the assets of the Company's Canadian subsidiaries and is guaranteed by the Company.

    The Canadian Credit Facility provides for a C$20,000 term note and a C$4,000 revolving note, (U.S. $13,068 and U.S. $2,614) at December 31, 1998, respectively. Loans under each of the notes can be converted at the election of the company, in whole or in part, into Floating Rate advances, U.S. Base Rate advances or LIBOR advances. Floating rate advances are denominated in Canadian dollars and bear interest at a variable rate based on the bank's prime lending rate plus a variable margin. U.S. Base Rate advances are denominated in U.S. dollars and bear interest at the bank's prime lending rate plus a variable margin. LIBOR advances are denominated in U.S. dollars and bear interest at LIBOR plus a variable margin. The variable margin is based upon the Company's Senior Debt Ratio, as defined by the Canadian Credit Facility and ranges from
 .5% to 1.75% for U.S. Base Rate advances and from 1.5% to 2.75% for LIBOR advances.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

4.   LONG-TERM DEBT -- (CONTINUED)

Canadian term note

    Repayments under the Canadian term note are required in the following installments:

                               QUARTERLY
              ------------------------------------------
              March 31, 1999 through September 30, 1999..........................    $  430
              December 31, 1999 through September 30, 2000.......................       563
              December 31, 2000 through June 30, 2003............................       671
              Final installment on October 30, 2003..............................       667

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

JUNIOR SUBORDINATED NOTE

    On October 30, 1996, the Company issued a 12,500 Junior Subordinated Note ("Junior Note"), denominated in Dutch Guilders, to Brink Holdings B.V. as part of the consideration paid for the purchase of Brink B.V. The Junior Note was due April 30, 2005, but was repaid in full on October 1, 1997 with the proceeds of the Old Notes discussed above. The Junior Note accrued interest at a rate of 7% per annum, payable semi-annually in arrears.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

4.   LONG-TERM DEBT -- (CONTINUED)

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

INTEREST RATE RISK

    The Company is exposed to interest rate volatility with regard to variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility. At December 31, 1998 and 1997, the notional value of interest rate swaps was $18,500. Under the terms of the interest rate swap agreements, the Company pays a fixed interest rate on debt equal to the notional value. The effects of interest rate swaps are reflected in interest expense.

SCHEDULED MATURITIES

    The aggregate scheduled annual principal payments due in each of the years ending December 31, is as follows:

       1999............................................................   $   4,536
       2000............................................................      10,994
       2001............................................................      11,757
       2002............................................................      11,757
       2003............................................................      12,623
       2004 and thereafter.............................................     136,292
                                                                          ---------
                                                                            187,959
       Less -- discount................................................         435
                                                                          ---------
                                                                          $ 187,524
                                                                          =========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

5.   INCOME TAXES

    The Company's C corporation subsidiaries and taxable foreign subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company and certain domestic subsidiaries are limited liability corporations; as such, the Company's earnings are included in the taxable income of the Company's members. Income
(loss) before minority interest, income taxes and the pre-tax charge resulting from debt extinguishment were attributable to the following sources:

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                             ------------------------------------
                                               1998          1997          1996
                                             --------      --------      --------
        United States ..................     $ 10,002      $  2,872      $  6,283
        Foreign ........................       (9,189)       (9,941)       (1,844)
                                             --------      --------      --------
                                             $    813      $ (7,069)     $  4,439
                                             ========      ========      ========

    The provision (benefit) for income taxes, including $365 of income tax benefit allocated to the extraordinary charge in 1997, is comprised of the following:

                                                      YEAR ENDED
                                                    DECEMBER 31,
                                           ---------------------------------
                                             1998         1997         1996
                                           -------      -------      -------
        CURRENTLY PAYABLE (REFUNDABLE)
          United States ..............     $  --        $  --        $  --
          Foreign ....................       1,591          290         (128)
                                           -------      -------      -------
                                             1,591          290         (128)
                                           -------      -------      -------
        DEFERRED
          United States ..............        --           --           --
          Foreign ....................        (688)      (3,511)        (363)
                                           -------      -------      -------
                                               903       (3,511)        (363)
                                           -------      -------      -------
                                           $   903      $(3,221)     $  (491)
                                           =======      =======      =======


The effective tax rates differ from the U.S. federal income tax rate as follows:

                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                            --------------------------------------
                                                                               1998           1997            1996
                                                                            -----------    -----------     -------
             Income tax provision (benefit) at U.S. statutory rate (35%)     $   286        $(2,474)        $ 1,554
             U. S. income taxes attributable to members.................      (3,502)        (1,005)         (2,200)
             Change in valuation allowance..............................       4,225            --              --
             Nondeductible foreign goodwill.............................         270            229             102
             Foreign rate differences and other, net....................        (376)            29              53
                                                                             -------        -------         -------
                                                                             $   903        $(3,221)        $  (491)
                                                                             =======        =======         =======

    Deferred tax assets and liabilities, related primarily to the Company's foreign subsidiaries, comprise the following:

                                                                                                     DECEMBER 31,
                                                                                               --------------------
                                                                                                 1998         1997
                                                                                               -------      -------
             DEFERRED TAX ASSETS
             Net operating loss carryforwards of foreign subsidiaries.....................     $ 4,689      $ 3,255
             Fixed assets.................................................................       5,185          296
             Goodwill.....................................................................         621          --
             Inventory....................................................................         150          --
             Other........................................................................         427           75
                                                                                               -------      -------
                                                                                                11,072        3,626
                                                                                               -------      -------
             DEFERRED TAX LIABILITIES
             Fixed assets.................................................................      (5,816)      (3,296)
             Inventory....................................................................      (1,363)      (1,244)
             Employee benefits and other..................................................        (159)        (176)
             Other........................................................................        (166)        (162)
                                                                                               -------      -------
                                                                                                (7,504)      (4,878)
             Valuation allowance..........................................................      (4,225)         --
                                                                                               -------      ------
             Net deferred tax liability...................................................     $  (657)     $(1,252)
                                                                                               =======      =======

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

5.       INCOME TAXES -- (CONTINUED)

    The net operating loss carryforwards of the Company's European subsidiaries approximate $1,300 at December 31, 1998 and have no expiration date. The net operating loss carryforwards of the Company's Canadian subsidiaries approximate $11,000 at December 31, 1998 and expire primarily in 2005. During 1998, the Company recorded a valuation allowance of $4,225 based upon management's current assessment of the likelihood of realizing the Canadian subsidiaries' deferred tax assets. Management believes that it is more likely than not that the related deferred tax assets recorded for its other subsidiaries will be realized and no valuation allowance has been provided against such amounts as of December 31, 1998. If certain substantial changes in the Company's ownership should occur, there could be an annual limit on the amount of certain carryforwards which can be utilized.

6.       RELATED PARTY TRANSACTIONS AND ALLOCATIONS

    In connection with the acquisition of Brink B.V., the Company entered into the Junior Note Agreement, with Brink Holdings B.V., as described in Note 4 to the financial statements. Concurrent with this acquisition, owners of Brink Holdings B.V. purchased 1,230 membership units of the Company for cash of $4,286 ($3,485 per unit).

    A portion of the Company's U.S. Credit Facility and $20,000 Senior Subordinated Loans, as described in Note 4, is with Chase and CB Capital Investors, Inc., respectively, affiliates of certain members of the Company.

    Charges to operations related to consulting services provided to the Company by certain members of the Company aggregated approximately, $386, $350 and $243 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Certain employees and consultants of the Company hold Class A Units of the Company.

7.       OPTION PLAN

    The Company adopted the disclosure requirements of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". The Company, however, has elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees".

    The Company has issued options to purchase Class A Units which are outstanding under the Company's 1995 Option Plan ("the Plan"). As of December 31, 1998 and 1997, the Company was authorized under the Plan to issue options to purchase up to 4,200 Class A Units to officers, directors and employees of the Company and its subsidiaries. At December 31, 1998, there were 229 options that remained available for grant under the Plan.

    Information concerning options to purchase Class A Units is as follows:

                                                         1998                       1997                      1996
                                               ------------------------   ------------------------  -----------------------
                                                              WEIGHTED                  WEIGHTED                  WEIGHTED
                                                               AVERAGE                   AVERAGE                   AVERAGE
                                                NUMBER OF     EXERCISE     NUMBER OF    EXERCISE    NUMBER OF     EXERCISE
                                                  UNITS         PRICE        UNITS        PRICE       UNITS         PRICE
                                                ---------     --------     ---------    --------    ---------     --------
        Outstanding at January 1..............    3,903        $ 1,415        3,525      $ 1,000        2,925      $ 1,000
        Options granted.......................      280        $ 3,135          378      $ 5,287          600      $ 1,000
        Options exercised.....................      --            --           --           --           --           --
        Options cancelled.....................      212        $ 5,035         --           --           --           --
                                                  -----                     -------                   -------
        Outstanding at December 31............    3,971        $ 1,343        3,903      $ 1,415        3,525      $ 1,000
                                                  =====                     =======                   =======
        Exercisable at December 31............    1,654        $ 1,367          938      $ 1,000          480      $ 1,000
                                                  =====                     =======                   =======

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

7.       OPTION PLAN -- (CONTINUED)

    Options granted vest as follows:

                         WEIGHTED
                          AVERAGE
         NUMBER OF       EXERCISE
            UNITS          PRICE                                          VESTING PERIOD
         ---------      ---------    ---------------------------------------------------
              215        $ 3,029       Options vest immediately.
            2,854        $ 1,200       Options vest over periods, generally up to ten years, as determined by the Option
                                       Committee. Vesting may be accelerated based on the results of a Liquidity Event, as defined in the Plan, or based upon the achievement of certain operating results of the Company or its subsidiaries.
              275        $ 1,000       Options vest based on the results of a Liquidity Event, as defined in the Plan.
              627        $ 1,566       Options vest based upon achievement of certain operating results of the Company.

    The Company has elected to continue applying the provisions of APB 25 and accordingly, recognized compensation cost of $558, $263 and $332 for the years ended December 31, 1998, 1997 and 1996, respectively. If compensation cost and the fair value of options granted had been determined based upon the fair value method in accordance with SFAS 123, the pro forma net income (loss) of the Company would have been ($290), ($3,985) and $4,846 the years ended December 31, 1998, 1997 and 1996, respectively. The weighted average fair value of options granted was $2.4, $0.2 and $0.4 for the years ended December 31, 1998, 1997 and 1996, respectively.

    The fair value of options granted and related pro forma compensation cost were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                             1998       1997       1996
                                           -------    -------    ------
        Dividend yield ................      0.0%      0.0%      0.0%
        Risk-free rate of return ......     5.50%     6.12%     6.21%
        Expected option term (in years)        8         8         8


   The following table summarizes the status of the Company's options outstanding and exercisable at December 31, 1998:

                                  OPTIONS OUTSTANDING
                         -----------------------------
                                          WEIGHTED
                                          AVERAGE
                                         REMAINING
        EXERCISE                        CONTRACTUAL      OPTIONS
        PRICES           UNITS             LIFE        EXERCISABLE
        ------           -----             ----        -----------
        $1,000           3,525              12           1,396
        $3,029             215              14             215
        $3,485              65              14              13
        $5,610             166              14              30


8.       PENSION PLANS

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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

8.       PENSION PLANS -- (CONTINUED)

    The following table sets forth the change in the plan's benefit obligations and plan assets, and the funded status of the plan as of and for the years ended December 31, 1998 and 1997:

                                                                                                      DECEMBER 31,
                                                                                                ---------------------
                                                                                                   1998          1997
                                                                                                ---------     -------
             Change in benefit obligation:
                Benefit obligation at beginning of year....................................      $ 1,929       $ 1,637
                Benefits earned during the year............................................           99            76
                Interest on projected benefit obligation...................................          140           124
                Actuarial loss.............................................................          202           217
                Benefits paid..............................................................          (69)         (125)
                                                                                                  ------        ------
                Benefit obligation at end of year..........................................        2,301         1,929
                                                                                                  ------        ------
             Change in plan assets:
                Market value of assets at beginning of year................................        1,586         1,308
                Actual return on plan assets...............................................          167           303
                Employer contributions.....................................................          147           100
                Benefits paid..............................................................          (69)         (125)
                                                                                                 -------       -------
                Market value of assets at end of year......................................        1,831         1,586
                                                                                                 -------       -------
             Funded status.................................................................         (470)         (343)
             Unrecognized prior service cost...............................................            9            11
             Unrecognized net (gain) loss..................................................           49          (133)
                                                                                                 -------       -------
             Accrued pension cost..........................................................      $  (412)      $  (465)
                                                                                                 =======       =======


    The weighted average discount rate used in determining the actuarial present value of the accumulated benefit obligation was 6.75% and 7.00% at December 31, 1998 and 1997, respectively. The expected long-term rate of return on plan assets was 9.00% at December 31, 1998 and 1997.

    The Company has various defined contribution retirement plans for its domestic and certain foreign subsidiaries, including 401(k) plans, whereby participants can contribute a portion of their salary up to certain maximums established by the related plan documents. The Company makes matching contributions, which are based upon the amounts contributed by employees. The Company's matching contributions charged to operations aggregated $306, $229 and $130 in 1998, 1997 and 1996, respectively.

    Substantially all of the employees of Brink International B.V. are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit plan. Pension expense was $1,302, $660 and $118 for the years ended December 31, 1998 and 1997 and for the two-month period from November 1, 1996 through December 31, 1996, respectively.

9.       OPERATING LEASES

    The Company leases certain equipment under leases expiring on various dates through 2004. Future minimum annual lease payments required under leases that have a noncancellable lease term in excess of one year at December 31, 1998 are as follows:

         1999..................................................................................      $ 2,927
         2000..................................................................................        2,332
         2001..................................................................................        1,924
         2002..................................................................................        1,478
         2003 and thereafter...................................................................          868
                                                                                                     -------
                                                                                                     $ 9,529
                                                                                                     =======

    Rental expense charged to operations was approximately $3,947, $2,252 and $669 for the years ended December 31, 1998, 1997 and 1996, respectively.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

10.      ACCOUNT BALANCES

    Account balances included in the consolidated balance sheets are comprised of the following:

                                                                                                  DECEMBER 31,
                                                                                             ----------------------
                                                                                               1998           1997
                                                                                             ---------      ------
         INVENTORIES
         Raw materials..............................................................         $12,805        $13,744
         Work-in-process............................................................          12,707          5,040
         Finished goods.............................................................          17,575         15,624
                                                                                             -------        -------
                                                                                             $43,087        $34,408
                                                                                             =======        =======
         PROPERTY AND EQUIPMENT
         Land, buildings and improvements...........................................         $22,552        $20,966
         Furniture, fixtures and computer hardware..................................           8,137          6,299
         Machinery, equipment and tooling...........................................          46,003         32,458
         Construction-in-progress...................................................           1,984          1,985
                                                                                             -------        -------
                                                                                              78,676         61,708
         Less -- accumulated depreciation...........................................         (17,381)        (8,148)
                                                                                             -------        -------
                                                                                             $61,295        $53,560
                                                                                             =======        =======
         ACCRUED LIABILITIES
         Compensation and benefits..................................................         $ 9,239        $ 8,900
         Interest...................................................................           3,256          3,154
         Income taxes...............................................................           1,692            646
         Other taxes................................................................             766            478
         Other......................................................................           6,382          4,732
                                                                                             -------        -------
                                                                                             $21,335        $17,910
                                                                                             =======        =======

11.      COMMITMENTS AND CONTINGENCIES

    The Company is party to various claims, lawsuits and administrative proceedings related to matters arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

12.      SEGMENT INFORMATION

    The Company operates in one reportable segment, providing towing and rack systems and related accessories to the automotive OEM and aftermarket. All sales are to unaffiliated customers. Revenues by geographic area, accumulated by the geographic area where the revenue originated, revenues by product line and long-lived assets, which include net property and equipment and net goodwill and debt issuance costs, by geographic area are as follows:

                                                                                                YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                  ----------------------------------
                                                                                      1998         1997         1996
                                                                                  -----------  -----------  --------
         REVENUES
           United States....................................................       $ 190,300    $ 122,294     $73,895
           The Netherlands..................................................          35,543       36,268       2,791
           Italy............................................................          19,900          --          --
           Other foreign....................................................          44,396       30,116       4,780
                                                                                   ---------    ---------     -------
                                                                                   $ 290,139    $ 188,678     $81,466
                                                                                   =========    =========     =======

                                                                                                YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                  ----------------------------------
                                                                                      1998         1997         1996
                                                                                  -----------  -----------  --------
         REVENUES
           Towing systems..................................................        $ 175,236    $ 100,293    $   7,571
           Rack systems....................................................          114,903       88,385       73,895
                                                                                   ---------    ---------    ---------
                                                                                   $ 290,139    $ 188,678    $  81,466
                                                                                   =========    =========    =========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

12.      SEGMENT INFORMATION -- (CONTINUED)

                                                                                                 DECEMBER 31,
                                                                                        ------------------------
                                                                                           1998           1997
                                                                                        -----------    ---------
           LONG-LIVED ASSETS
             United States........................................................       $ 93,628       $ 94,931
             The Netherlands......................................................         33,432         32,508
             Italy................................................................         10,774            --
             Other foreign........................................................         16,511         20,845
                                                                                         --------       --------
                                                                                         $154,345       $148,284
                                                                                         ========       ========

    The Company has two significant customers in the automotive OEM industry. Sales to these customers represented 32% and 11% for the year ended December 31, 1998, 29% and 13% for the year ended December 31, 1997 and 60% and 21% for the year ended December 31, 1996. Accounts receivable from these customers represented 42% and 6% of the Company's trade accounts receivable at December 31, 1998, and 33% and 8% at December 31, 1997, respectively.

    Although the Company is directly affected by the economic well being of the industries and customers referred to above, management does not believe significant credit risk exists at December 31, 1998. Consistent with industry practice, the Company does not require collateral to reduce such credit risk.

13.      CONDENSED CONSOLIDATING INFORMATION

    The Notes have been issued by the Company and its wholly-owned subsidiary, AAS Capital Corporation and are guaranteed on a full and unconditional and joint and several basis, by all of the Company's wholly-owned domestic subsidiaries. The following condensed consolidating financial information for 1998 and 1997 presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subidiaries which are domestic, wholly-owned subidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V., SportRack International, Inc., and SportRack Automotive, GmbH. The financial position and operating results of the guarantor and non-guarantor subsidiaries for the year ended December 31, 1998 include a management fee of $1,198 and $318, respectively, in addition to having been charged interest on their intercompany balances. For the year ended December 31, 1997 the financial position and operating results of the guarantor and non-guarantor subsidiaries do not include any allocation of overhead or similar charges except that certain foreign subsidiaries were charged interest on their intercompany debt balance. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that the separate financial statements are not material to investors. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at December 31, 1998.

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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                               ------------     -----------      -----------      ------------     ---------
   ASSETS
   Current assets
     Cash...................................    $       --       $    5,636      $     5,604      $       --       $   11,240
     Accounts receivable....................            --           28,437           12,290              --           40,727
     Inventories............................            --           15,630           27,457              --           43,087
     Deferred income taxes and other
      current assets........................              4           2,687            1,553              --            4,244
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............              4          52,390           46,904              --           99,298
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............            --           28,416           32,879              --           61,295
   Goodwill, net............................          1,105          59,261           26,713              --           87,079
   Other intangible assets, net.............          4,846             300            1,446              --            6,592
   Deferred income taxes and other
     noncurrent assets......................             28           2,285            2,404              --            4,717
   Investment in subsidiaries...............         34,373          10,022              --           (44,395)            --
   Intercompany notes receivable............        109,300             --               --          (109,300)            --
                                               ------------     -----------      -----------      ------------     ---------
          Total assets......................   $    149,656     $   152,674      $   110,346      $  (153,695)     $  258,981
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBERS'
     EQUITY
   Current liabilities
     Current maturities of long-term debt...  $         --      $       --       $     4,536      $       --       $    4,536
     Accounts payable.......................            --           14,260            8,855              --           23,115
     Accrued liabilities and deferred
       income taxes.........................          3,702           6,995           11,718              --           22,415
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........          3,702          21,255           25,109              --           50,066
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities.................          1,153           1,255            3,963              --            6,371
   Long-term debt, less current maturities..        124,565             --            58,423              --          182,988
   Intercompany debt........................            --           77,951           31,349         (109,300)            --
   Mandatorily redeemable warrants..........          4,409             --               --               --            4,409
   Members' equity..........................         15,827          52,213           (8,498)         (44,395)         15,147
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity............................   $    149,656     $   152,674      $   110,346       $ (153,695)     $  258,981
                                               ============     ===========      ===========       ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
                                                -----------     -----------      -----------      -----------      ----------
   ASSETS
   Current assets
     Cash...................................    $       --       $    2,217      $    25,131      $       --       $   27,348
     Accounts receivable....................            --           31,649           11,874              --           43,523
     Inventories............................            --           14,835           19,573              --           34,408
     Other current assets...................            --            4,912            1,619              --            6,531
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............            --           53,613           58,197              --          111,810
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............            --           28,009           25,551              --           53,560
   Goodwill, net............................          1,145          61,431           23,313              --           85,889
   Other intangible assets, net.............          5,558             722            3,683              --            9,963
   Deferred income taxes and other
     noncurrent assets......................            --              384            3,952              --            4,336
   Investment in subsidiaries...............         26,500          10,022              --           (36,522)            --
   Intercompany notes receivable............        115,056             --               --          (115,056)            --
                                               ------------     -----------      -----------      -----------      ---------
          Total assets......................   $    148,259     $   154,181      $   114,696      $  (151,578)     $  265,558
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBERS'
     EQUITY
   Current liabilities
     Current maturities of long-term debt...   $        --      $       --       $     3,746      $       --       $    3,746
     Accounts payable.......................            --           19,053            3,965              --           23,018
     Accrued liabilities and deferred
       income taxes.........................          3,607           7,180            8,456              --           19,243
                                                -----------     -----------      -----------      -----------      ----------
          Total current liabilities.........          3,607          26,233           16,167              --           46,007
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities.................            595           1,318            4,307              --            6,220
   Long-term debt, less current maturities..        126,436             --            66,944              --          193,380
   Intercompany debt........................            --           89,218           25,838         (115,056)            --
   Mandatorily redeemable warrants..........          3,507             --               --               --            3,507
   Members' equity..........................         14,114          37,412            1,440          (36,522)         16,444
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity............................   $    148,259     $   154,181      $   114,696      $  (151,578)     $  265,558
                                               ============     ===========      ===========      ===========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS      CONSOLIDATED
                                                 ----------      ----------     -----------        ----------      ----------
   Net sales................................     $      --       $  190,300     $    99,839        $      --       $  290,139
   Cost of sales............................            --          142,156          71,279               --          213,435
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................            --           48,144          28,560               --           76,704
   Selling, administrative and product
     development expenses...................          1,560          23,631          25,648               --           50,839
   Amortization of intangible assets........             40           2,314           1,197               --            3,551
   Impairment charge                                    --              --            7,863               --            7,863
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................         (1,600)         22,199          (6,148)              --           14,451
   Interest expense.........................          3,700           6,888           8,045               --           18,633
   Equity in net income (loss) of
     subsidiaries                                     5,024             --              --             (5,024)            --
   Foreign currency gain....................            --              --            4,995               --            4,995
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........           (276)         15,311          (9,198)           (5,024)            813
   Provision for income taxes...............            --              --              903               --              903
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $     (276)     $   15,311     $   (10,101)       $   (5,024)     $      (90)
                                                 ==========      ==========     ===========        ==========      ==========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS      CONSOLIDATED
                                                 ----------      ----------     -----------        ----------      ----------
   Net sales................................     $      --       $  122,294     $    66,384        $      --       $  188,678
   Cost of sales............................            --           89,647          45,909               --          135,556
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................            --           32,647          20,475               --           53,122
   Selling, administrative and product
     development expenses...................            721          14,685          15,944               --           31,350
   Amortization of intangible assets........             53           1,571             712               --            2,336
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (774)         16,391           3,819               --           19,436
   Interest expense.........................          3,348           3,760           5,519               --           12,627
   Equity in net income (loss) of
     subsidiaries...........................          5,169             --              --             (5,169)            --
   Foreign currency gain (loss).............          1,041             --           (7,138)              --           (6,097)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before minority interest
      and income taxes......................          2,088          12,631          (8,838)           (5,169)            712
   Provision (benefit) for income taxes.....            --              --           (2,856)              --           (2,856)
                                                 ----------      ----------     -----------        ----------      -----------
     Income (loss) before minority
       interest.............................          2,088          12,631          (5,982)           (5,169)          3,568
   Minority interest........................            --               97             --                --               97
                                                 ----------      ----------      ----------        ----------      ----------
   Extraordinary charge resulting from debt
       extinguishment.......................          6,153             525             738               --            7,416
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $   (4,065)     $   12,009     $    (6,720)       $   (5,169)     $   (3,945)
                                                 ==========      ==========     ===========        ==========      ===========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                 GUARANTOR     NON-GUARANTOR      ELIMINATIONS/
                                                    ISSUERS    SUBSIDIARIES    SUBSIDIARIES        ADJUSTMENTS     CONSOLIDATED
                                                 ----------      ----------     -----------        ----------      ----------
   Net cash provided by (used for) operating
     activities..............................    $   (4,216)    $  18,479       $    7,616         $      --      $   21,879
                                                 -----------    ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................           --         (4,358)          (5,640)               --          (9,998)
     Amount due from sellors of Valley
       Industries, Inc.......................           --          1,150              --                 --           1,150
     Acquisition of subsidiaries, net of cash
       acquired..............................           --            --           (22,770)               --         (22,770)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash used for investing activities           --         (3,208)         (28,410)               --         (31,618)
                                                 ----------     ----------      ----------         ----------     ----------
   Cash flows provided by (used for)
        financing activities:
     Change in intercompany debt.............         6,101       (11,657)           5,556                --             --
     Net reduction in revolving loan.........        (1,900)          --            (2,605)               --          (4,505)
     Repayment of debt.......................           --            --            (3,682)               --          (3,682)
     Issuance of membership units............            29           --               --                 --              29
     Repurchase of membership units                     (14)          --               --                 --             (14)
     Distributions from subsidiaries.........           195           --               --                (195)           --
     Distributions to members................          (195)         (195)             --                 195           (195)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities................         4,216       (11,852)            (731)               --          (8,367)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........           --            --             1,998                --           1,998
                                                 ----------     ---------       ----------         ----------      ---------
   Net increase (decrease) in cash...........           --          3,419          (19,527)               --         (16,108)
   Cash at beginning of period...............           --          2,217           25,131                --          27,348
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $      --      $   5,636       $    5,604         $      --      $   11,240
                                                 ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                 GUARANTOR     NON-GUARANTOR      ELIMINATIONS/
                                                    ISSUERS    SUBSIDIARIES    SUBSIDIARIES        ADJUSTMENTS    CONSOLIDATED
                                                 ----------     ---------       ----------         ----------     ----------
   Net cash provided by (used for ) operating
     activities..............................    $    3,522     $   5,092       $   (1,632)        $      --      $    6,982
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................           --         (6,005)          (1,746)               --          (7,751)
     Amount due from sellors of Valley
       Industries, Inc.                                 --         (1,150)             --                 --          (1,150)
     Acquisition of subsidiaries, net of cash
       acquired..............................           --        (56,478)         (14,354)               --         (70,832)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash used for investing activities           --        (63,633)         (16,100)               --         (79,733)
                                                 ----------     ----------      ----------         ----------     ----------
   Cash flows provided by (used for)
          financing activities:
     Change in intercompany debt.............       (99,971)       76,412           23,559                --             --
     Proceeds from issuance of debt..........       124,529        55,000           35,521                --         215,050
     Increase (decrease) in revolving loan...         1,900        (4,300)           2,904                --             504
     Repayment of debt.......................       (27,699)      (63,500)         (22,049)               --        (113,248)
     Debt issuance costs.....................        (7,280)          --               --                 --          (7,280)
     Issuance of membership units............         4,999           --               --                 --           4,999
     Distributions from subsidiaries.........         2,915           --               --              (2,915)           --
     Distributions to members................        (2,915)       (2,945)             --               2,915         (2,945)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities................        (3,522)       60,667           39,935                --          97,080
                                                 -----------    ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........           --            --               505                --             505
                                                 ----------     ---------       ----------         ----------      ---------
   Net increase in cash......................           --          2,126           22,708                --          24,834
   Cash at beginning of period...............           --             91            2,423                --           2,514
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $      --      $   2,217       $   25,131         $      --      $   27,348
                                                 ==========     =========       ==========         ==========     ==========

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

                                  NAME             AGE                       POSITION
                         ---------------------    ----  -----------------------------------------------
                         F. Alan Smith........     67   Chairman of the Board of Managers of the Company
                         Marshall D. Gladchun.     51   President and Chief Executive Officer of the
                                                        Company and SportRack; Board Member
                         Roger T. Morgan......     54   President and Chief Executive Officer of Valley;
                                                        Board Member
                         Gerrit de Graaf......     35   General Manager and Chief Executive Officer of
                                                        Brink; Board Member
                         Terence C. Seikel....     42   Vice President of Finance and Administration and
                                                        Chief Financial Officer of the Company and SportRack
                         Richard E. Borghi....     52   Executive Vice President and Chief Operating
                                                        Officer of SportRack
                         J. Wim Rengelink.....     44   Managing Director of Brink
                         Gary K. Houston......     45   Vice President of OEM Operations of Valley
                         Bryan A. Fletcher....     39   Vice President of Aftermarket Operations of Valley
                         Donald J. Hofmann, Jr     41   Board Member, Vice President and Secretary of the Company
                         Barry Banducci.......     63   Board Member
                         Gerard J. Brink......     55   Board Member

    F. Alan Smith has served in the automotive industry for 37 years and has been Chairman of the Board of Managers of the Company since its formation in September 1995. He served in various assignments at General Motors from 1956 to 1992, including President of GM Canada from 1978 to 1980. He was a member of the Board of Directors of General Motors from 1981 to 1992 and Chief Financial Officer of General Motors from 1981 to 1988. Mr. Smith is a director of The Minnesota Mining and Manufacturing Corporation ("3M"), TransPro, Inc. ("TransPro").

    Marshall D. Gladchun has served in the automotive industry for 25 years and has been President and Chief Executive Officer of the Company and SportRack since September 1995. From 1986 to 1995, he held various senior management positions with MascoTech, and was President and Chief Operating Officer of the MascoTech Division at the time of its acquisition by the Company.

    Roger T. Morgan has served in the automotive industry for 36 years and has been President and Chief Executive Officer of Valley since June 1990. Prior to joining Valley, he worked for General Motors for 12 years and Rockwell International Automotive Group as Vice President --Operations for 14 years.

    Gerrit de Graaf has been General Manager and Chief Executive Officer of Brink since November 1996. From 1989 to 1996, Mr. de Graaf worked for Philips Medical Systems as a consultant and most recently as Philips' Marketing Manager in the United States.

    Terence C. Seikel has served in the automotive industry for 15 years and has been Vice President of Finance and Administration and Chief Financial Officer of the Company and SportRack since January 1996. From 1985 to 1996, Mr. Seikel was employed by Larizza Industries, a publicly held supplier of interior trim to the automotive industry, in various capacities including Chief Financial Officer.

    Richard E. Borghi has served in the automotive industry for 31 years and has been Executive Vice President of Operations and Chief Operating Officer of SportRack since 1995. From 1988 to 1995, Mr. Borghi held various senior management positions with MascoTech, and was the Executive Vice President of Operations of the MascoTech Division at the time of its acquisition by the Company.

    J. Wim Rengelink has served in the automotive industry for 12 years and has been Managing Director of Brink since 1995. From 1988 to 1995 he worked in Brink's internal audit department.

    Gary K. Houston has served in the automotive industry for 25 years and has been Vice President of OEM Operations of Valley since 1995. From 1991 to 1995 he was Vice President of Manufacturing of Valley. Prior thereto, Mr. Houston worked for Rockwell International for 18 years, most recently as a manufacturing manager.

    Bryan A. Fletcher has served in the automotive industry for 10 years and has been Vice President of Aftermarket Operations of Valley since 1991.

   Donald J. Hofmann, Jr. has been a Board Member, Vice President and Secretary of the Company since October 1995. Mr. Hofmann has been a General Partner of CCP since 1992. Prior to joining CCP, Mr. Hofmann held positions in the Acquisition Finance Division of Manufacturers Hanover and at Smith Barney. Mr. Hofmann is a director of Penske Corporation and Berry Plastics.

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

   Gerard J. Brink has been a Board Member of the Company since October 1996. Mr. Brink was General Manager of Brink from 1965 to 1996.

BOARD MEMBER COMPENSATION

   The Board Members do not currently receive compensation for their service on the Board of Managers or any committee thereof but are reimbursed for their out-of-pocket expenses. In addition, Messrs. Smith and Banducci have consulting agreements with the Company. See "Executive Compensation - Consulting Agreements."

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


ITEM 11.   EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation for 1998 and 1997 for the chief executive officer of the Company and the four next most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                                        LONG-TERM
                                                                                                      COMPENSATION
                                                                 ANNUAL COMPENSATION                     AWARDS
                                                  -----------------------------------------------  ----------------
                                                                                      OTHER
                                                                                      ANNUAL           SECURITIES       ALL OTHER
                                         FISCAL       SALARY          BONUS        COMPENSATION        UNDERLYING      COMPENSATION
     NAME AND PRINCIPAL POSITION          YEAR          ($)            ($)              ($)            OPTIONS(#)          ($)
------------------------------------    --------  -------------  -------------  -----------------  -----------------  -----------
F. Alan Smith.......................      1998       217,000        105,000             --                 32                 --
  Chairman of the Company...........      1997       200,000        100,000             --                 --                 --

Marshall D. Gladchun................      1998       382,300        200,000             --                 86                 --
  President and Chief Executive           1997       362,500        195,000             --                 --                 --
  Officer of the Company and SportRack
Terence C. Seikel...................      1998       215,000         95,000             --                 65                 --
  Vice President of Finance and           1997       200,600         94,000             --                 --                 --
  Administration and Chief Financial
  Officer of the Company and SportRack
Roger T. Morgan.....................      1998       250,000         87,500             --                 --                 --
  President and Chief Executive           1997       107,220         73,000             --                178                 --
  Officer of Valley
Richard E. Borghi...................      1998       219,965        115,000             --                 32                 --
  Executive Vice President and Chief      1997       206,500         94,000             --                 --                 --
  Operating Officer of SportRack

                              OPTION GRANTS IN 1998

    The following tables set forth information with respect to membership unit options pursuant to the 1995 Option Plan granted to the named executive officers of the Company during 1998. All options were granted at an exercise price less than the fair market value per share of Class A Units on the date of grant.

                                                     INDIVIDUAL GRANTS                                  POTENTIAL REALIZABLE VALUE
                         ------------------------------------------------------------------------         AT ASSUMED ANNUAL RATES
                            NUMBER OF                                                                      OF CLASS A UNIT PRICE
                           SECURITIES      PERCENT OF TOTAL         EXERCISE                              APPRECIATION FOR OPTION
                           UNDERLYING       OPTIONS GRANTED          OR BASE                                    TERM($)(1)
                             OPTIONS        TO EMPLOYEES IN           PRICE         EXPIRATION     --------------------------------
        NAME               GRANTED(#)           1998(%)              ($/SH)            DATE               5%                10%
--------------------    --------------- ----------------------  ---------------- ----------------  ----------------  --------------
F. Alan Smith.......           32                  11.4              3,029            7/1/13          $  105,000        $  308,000
Marshall D. Gladchun           86                  30.7              3,029            7/1/13             281,000           818,000
Terence C. Seikel...           65                  23.2              3,029            7/1/13             212,000           626,000
Roger T. Morgan.....           --                  --                   --                --                  --                --
Richard E. Borghi...           32                  11.4              3,029            7/1/13             105,000           308,000

                                                                         NUMBER OF SECURITIES
                                                                              UNDERLYING             VALUE OF UNEXERCISED
                                                                          UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                      SHARES                                AT YEAR END(#)              AT YEAR END($)
                                    ACQUIRED ON            VALUE             EXERCISABLE/                EXERCISABLE/
               NAME                 EXERCISE(#)         REALIZED($)          UNEXERCISABLE               UNEXERCISABLE
       --------------------    --------------------  ---------------   -------------------------  --------------------
       F. Alan Smith.......             --                  --                  218/264                741,000/ 833,000
       Marshall D. Gladchun             --                  --                  696/890              2,366,000/ 2,852,000
       Terence C. Seikel...             --                  --                  265/400               901,000/ 1,228,000
       Roger T. Morgan.....             --                  --                  72/106                      --/ --
       Richard E. Borghi...             --                  --                  276/356               938,000/ 1,145,000

----------

 (1) Potential realizable value is based on the assumption that the price of the Company's Class A Units appreciate at the annual rate shown, compounded annually, from the date of grant until the end of the 15-year option term. The values are calculated in accordance with rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future Class A Unit price appreciation.

EMPLOYMENT AGREEMENTS

    Each of Marshall D. Gladchun, Roger T. Morgan, Terence C. Seikel, Richard E. Borghi and Gerrit de Graaf has entered into an employment agreement (collectively, the "Employment Agreements") with the Company. Mr. Gladchun's Employment Agreement provides for an annual base salary of $277,304, subject to increases at the sole discretion of the Board of Managers, a bonus in the range of 50-70% of his base salary, and a one-time bonus of $400,000 on the earlier of
(i) September 20, 2002, (ii) his termination date, and (iii) a sale of the Company (any such bonus an "Ending Bonus"). Mr. Morgan's Employment Agreement provides for an annual base salary of $250,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 50% to 70% of his base salary. Mr. Seikel's Employment Agreement provides for an annual base salary of $165,000 subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 30-50% of his base salary. Mr. Borghi's Employment Agreement provides for an annual base salary of $161,200, subject to increases at the sole discretion of the Board of Managers, a bonus in the range of 30-50% of his base salary, and an Ending Bonus of $100,000. Mr. de Graaf's Employment Agreement provides for an annual base salary of NLG 170,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 30% to 50% of his base salary. The Employment Agreements also provide for twelve months of severance pay to the executive officer in the event such officer is terminated without cause (as defined in the Employment Agreement.)

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

CONSULTING AGREEMENTS

    F. Alan Smith and Barry Banducci, both members of the Board of Managers, have each entered into consulting agreements (the "Consulting Agreements") with the Company dated as of September 28, 1995. Mr. Smith's Consulting Agreement provides for an annual consulting fee of $150,000 subject to increases at the sole discretion of the Board of Managers, and a performance based bonus in the range of 30-50% of the annual consulting fee. Mr. Banducci's Consulting Agreement provides for an annual consulting fee of $50,000. The initial term of the Consulting Agreements expired on March 28, 1997. The Consulting Agreements automatically extend for successive six-month periods unless terminated by the Company upon 30 days notice prior to the expiration of the then current term. The Consulting Agreements prohibit Messrs. Smith and Banducci from disclosing non-public information about the Company.

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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of March 15, 1999, the outstanding membership interests of the Company consisted of 16,450 Units. The following table sets forth certain information regarding the beneficial ownership of the Units by (i) each person known by the Company to own more than 5% of the Units, (ii) each named director, (iii) each named executive officer and (iv) all of the Company's directors and executive officers treated as a group. To the knowledge of the Company, each of such holders of Units has sole voting and investment power as to the Units owned unless otherwise noted.

                                                                                             PERCENTAGE
                                       NAME AND ADDRESS(1)                 UNITS OWNED      OWNERSHIP(2)
                          -------------------------------------------      -----------      ------------
                          CB Capital Investors, L.P.(3)..............        10,251             60.47%
                            380 Madison Avenue, 12th Floor
                            New York, New York 10017
                          MascoTech, Inc.............................         1,500              9.12
                            275 Rex Boulevard
                            Auburn Hills, Michigan 48326
                          Celerity Partners..........................         1,500              9.12
                            C/o Mark Benham
                            300 Sand Hill Road
                            Building 4, Suite 230
                            Menlo Park, California 94025
                          F. Alan Smith(4)...........................           518              3.11
                          Marshall D. Gladchun(5)....................         1,196              6.98
                          Roger T. Morgan(6).........................           119              0.72
                          Gerrit de Graaf(7).........................            34              0.21
                          Terence C. Seikel(8).......................           505              3.01
                          Richard E. Borghi(9).......................           476              2.85
                          Barry Banducci(10).........................           405              2.44
                            59 Old Quarry Road
                            Guildford, Connecticut 06437
                          Gerard J. Brink............................           410              2.49
                            Lijsterbeslaan 10
                            B-2950 Kapellen
                            Belgium
                          All directors and executive officers as a
                          group (nine persons).......................         3,694             20.33

----------


(1) Unless otherwise indicated, address is c/o Advanced Accessory Systems, LLC, 12900 Hall Road, Suite 200, Sterling Heights, Michigan 48313.

(2) Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to the Units. Units subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 1999 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3) CB Capital Investors, L.P. is an affiliate of CCP. Includes 501 Units subject to warrants exercisable within 60 days.

(4) Includes 218 Units subject to options exercisable within 60 days. 300 Units are owned by the F. Alan Smith Family Limited Partnership.

(5) Includes 696 Units subject to options exercisable within 60 days.

(6) Includes 30 Units subject to options exercisable within 60 days.

(7) Includes 8 Units subject to options exercisable within 60 days.

(8) Includes 305 Units subject to options exercisable within 60 days.

(9) Includes 276 Units subject to options exercisable within 60 days.

(10) Includes 155 Units subject to options exercisable within 60 days. All Units are owned by the Banducci Family, LLC.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Chase Securities Inc. ("CSI"), The Chase Manhattan Bank ("Chase"), The Chase Manhattan Bank of Canada ("Chase Canada") and CCP are affiliates of CB Capital Investors, L.P., which owns approximately 47.8% of the Company's issued and outstanding voting securities on a fully diluted basis. CSI acted as an Initial Purchaser in connection with the Offering, for which it received customary fees. Chase is agent bank and a lender to the Company under the Amended and Restated Credit Agreement and has received customary fees and reimbursement of expenses in such capacities. Chase Canada is agent bank and a lender to the Company under the Canadian Credit Agreement and has received customary fees and reimbursement of expenses in such capacities. Chase received its proportionate share, $6.0 million, of the repayment by the Company of $90.0 million under the Amended and Restated Credit Agreement from the proceeds of the Offering. An affiliate of CCP and CSI held a portion of the Senior Subordinated Debt and received its proportionate share, $10.7 million, including prepayment penalties of $700,000, of the repayment by the Company of such debt from the proceeds of the Offering. As a result of the Offering, such affiliate was relieved of its obligation to provide up to an additional $20.0 million of senior subordinated debt financing. In addition, an affiliate of CSI and CCP purchased a portion of the Notes in connection with the Offering. Donald J. Hofmann, Jr., a general partner of CCP, is a member of the Board of Managers of the Company. In addition, CSI, Chase and their affiliates participate on a regular basis in various investment banking and commercial banking transactions for the Company and its affiliates.

    The Company is a party to the Consulting Agreements with F. Alan Smith, the Chairman of the Company, and Barry Banducci, a Board Member of the Company. See "Executive Compensation -- Consulting Agreements."

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

         (a) The following documents are filed as part of this Form 10-K:

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

              3.  Index to Exhibits:


                    EXHIBIT
                    NUMBER                        DESCRIPTION
                    ------      -----------------------------------------------

                  3.1 Amended and Restated Certificate of Formation of AAS. Incorporated by reference to Exhibit 3.1 to AAS' Registration Statement on Form S-4 (File No.333-49011).

                  3.2 Second Amended and Restated Operating Agreement of AAS. Incorporated by reference to Exhibit 3.2 to AAS' Registration Statement on Form S-4 (File No. 333-49011).

                  3.3      Amended Bylaws of AAS Incorporated by reference to
                           Exhibit 3.3 to AAS' Registration Statement on Form S-4 (File No. 333-49011).

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

                  10.7 Second Amended and Restated Credit Facility among AAS, SportRack, LLC, Brink International BV, Brink BV and Valley Industries, LLC, as Borrowers, NBD Bank as Administrative Agent and Documentation and Collateral Agent and The Chase Manhattan Bank as Co-Administrative Agent and Syndication Agent dated August 5, 1997. Incorporated by reference to Exhibit
                           10.7 to AAS' Registration Statement on Form S-4 (File No. 333-49011).

                  10.7(a) Amendment No 1. Dated as of September 5, 1997 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997 and Security Agreements Dated as of October 5, 1996.

                  10.7(b) Amendment No.2 Dated as of September 24, 1997 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997.

                  10.7(c) Amendment No. 3 Dated as of December 29, 1997 to Second Amended and Restated Credit Agreement dated as of August 5, 1997.

                  10.7(d) Amendment No. 4 Dated as of December 31, 1997 to Second Amended and restated Credit Agreement Dated as of August 5, 1997.

                  10.7(e) Amendment No. 5 and Waiver Dated as of December 31, 1998 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997.

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

                  24.1     Marshall D. Gladchun Power of Attorney

                  24.2     F. Alan Smith Power of Attorney

                  24.3     Barry Banducci Power of Attorney

                  24.4     Gerard Jacobus Brink Power of Attorney

                  24.5     Donald J. Hofmann Power of Attorney

                  24.6     Roger T. Morgan Power of Attorney

                  24.7     Gerrit de Graaf Power of Attorney

                  21.1 Subsidiaries of the Registrant Incorporated by reference to Exhibit 21.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011).

                  27.1     Financial Data Schedule

         (b)  Reports of form 8-K:

              None

----------

SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Advanced Accessory Systems, LLC

                              By:     /s/       TERENCE C. SEIKEL
                                 ---------------------------------------------
                                              Terence C. Seikel

                                  Vice President, Finance and Administration
                                           -Chief Financial Officer
                                   (Chief Accounting Officer and Authorized
                                                  Signatory)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 26th day of March, 1999, by the following persons on behalf of the registrant and in the capacities as indicated.

           Signature                                     Title
           ---------                                     -----

                *                   President, Chief Executive Officer and
------------------------------      Director (Principal Executive Officer)
       Marshall D. Gladchun

   /s/  TERENCE C. SEIKEL           Vice President of Finance and Administration and
------------------------------      Chief Financial Officer (Principal Financial and
         Terence C. Seikel          Accounting Officer)


                *                   Chairman of the Board of Managers
------------------------------
           F. Alan Smith

                *                   Manager
------------------------------
          Barry Banducci

                *                   Manager
------------------------------
       Gerard Jacobus Brink

                *                   Manager
------------------------------
         Donald J. Hofmann

                *                   Manager
------------------------------
          Roger T. Morgan

                *                   Manager
------------------------------
          Gerrit de Graaf

*By:   /s/  TERENCE C. SEIKEL
------------------------------
 Terence C. Seikel, Attorney-in-Fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

Other than this annual report filed on Form 10-K, none.

                        ADVANCED ACCESSORY SYSTEMS, LLC-
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996,
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                 ADDITIONS
                                                                       ------------------------
                                                           BALANCE AT    CHARGED TO      CHARGED                     BALANCE
                                                         BEGINNING OF   COSTS AND        TO OTHER                    AT END OF
                                                            YEAR        EXPENSES        ACCOUNTS (1)    WRITE-OFFS      YEAR
                                                        -----------    ----------       -----------    -----------   -----------
         ALLOWANCE FOR DOUBTFUL ACCOUNTS
         For the year ended December 31,
          1998 .................................          $1,699          $2,413          $  523          $1,869          $2,766
          1997 .................................             605             458             734              98           1,699
          1996 .................................             368              54             268              85             605

         ALLOWANCE FOR INVENTORY AND
         LOWER OF COST OR MARKET RESERVE
         For the year ended December 31,
          1998 .................................          $2,590          $4,735          $   15          $3,423          $3,917
          1997 .................................           1,579             423           1,303             715           2,590
          1996 .................................             564              70           1,173             228           1,579

        ALLOWANCE FOR REIMBURSABLE TOOLING
         For the year ended December 31,
          1998 .................................          $  890          $  294          $ --            $  860          $  324
          1997 .................................             368             195             493             166             890
          1996 .................................             257             300            --               189             368

----------

    (1) Charges to other accounts includes amounts related to acquired companies and the effects of changing foreign currency exchange rates for the Company's foreign subsidiaries.

                                 EXHIBIT INDEX

                  NUMBER                        DESCRIPTION
                  ------   -----------------------------------------------

                  3.1 Amended and Restated Certificate of Formation of AAS. Incorporated by reference to Exhibit 3.1 to AAS' Registration Statement on Form S-4 (File No.333-49011).

                  3.2 Second Amended and Restated Operating Agreement of AAS. Incorporated by reference to Exhibit 3.2 to AAS' Registration Statement on Form S-4 (File No. 333-49011).

                  3.3      Amended Bylaws of AAS Incorporated by reference to
                           Exhibit 3.3 to AAS' Registration Statement on Form S-4 (File No. 333-49011).

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

                  10.7 Second Amended and Restated Credit Facility among AAS, SportRack, LLC, Brink International BV, Brink BV and Valley Industries, LLC, as Borrowers, NBD Bank as Administrative Agent and Documentation and Collateral Agent and The Chase Manhattan Bank as Co-Administrative Agent and Syndication Agent dated August 5, 1997. Incorporated by reference to Exhibit
                           10.7 to AAS' Registration Statement on Form S-4 (File No. 333-49011).

                  10.7(a) Amendment No 1. Dated as of September 5, 1997 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997 and Security Agreements Dated as of October 5, 1996.

                  10.7(b) Amendment No.2 Dated as of September 24, 1997 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997.

                  10.7(c) Amendment No. 3 Dated as of December 29, 1997 to Second Amended and Restated Credit Agreement dated as of August 5, 1997.

                  10.7(d) Amendment No. 4 Dated as of December 31, 1997 to Second Amended and restated Credit Agreement Dated as of August 5, 1997.

                  10.7(e) Amendment No. 5 and Waiver Dated as of December 31, 1998 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997.

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

                  24.1     Marshall D. Gladchun Power of Attorney

                  24.2     F. Alan Smith Power of Attorney

                  24.3     Barry Banducci Power of Attorney

                  24.4     Gerard Jacobus Brink Power of Attorney

                  24.5     Donald J. Hofmann Power of Attorney

                  24.6     Roger T. Morgan Power of Attorney

                  24.7     Gerrit de Graaf Power of Attorney

                  21.1 Subsidiaries of the Registrant Incorporated by reference to Exhibit 21.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011).

                  27.1     Financial Data Schedule