Form 10-Q
period 1999-03-31
ADVANCED ACCESSORY SYSTEMS LLC
filed 1999-05-17
CIK 1057836

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended March 31, 1999

                                       OR

 Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from                to
                                      ---------------  --------------

                                 --------------


                        COMMISSION FILE NUMBER      333-49011
                                               -----------------

                                 --------------


                                     [LOGO]
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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                      INDEX

                                                                       Page No.


Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of                   1
                March 31, 1999 and December 31, 1998

              Consolidated Condensed Statements of Income                   2
                for the Three Months Ended
                March 31, 1999 and 1998

              Consolidated Condensed Statements of                          3
                Cash Flows for the Three Months
                Ended March 31, 1999 and 1998

              Consolidated Condensed Statement of Changes                   4
                in Members' Equity for the Three Months
                Ended March 31, 1999

              Notes to Consolidated Condensed Financial                     5
                Statements

     Item 2.  Management's Discussion and Analysis of                      11
                Financial Condition and Results of
                Operations

     Item 3.  Quantitative and Qualitative Disclosures About               17
                Market Risk

Part II.  Other Information and Signature

     Item 1.  Legal Proceedings                                            18

     Item 2.  Changes in Securities                                        18

     Item 3.  Defaults Upon Senior Securities                              18

     Item 4.  Submission of Matters to a Vote of                           18
                Security-holders

     Item 5.  Other Information                                            18

     Item 6.  Exhibits and Reports on Form 8-K                             18

     Signature                                                             19

                                      PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ADVANCED ACCESSORY SYSTEMS, LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   March 31,           December 31,
ASSETS                                                                               1999                  1998
Current assets
       Cash                                                                     $       7,710        $       11,240
       Accounts receivable, less reserves
         of $3,104 and $2,766, respectively                                            54,714                40,727
       Inventories
         Finished goods                                                                16,660                12,805
         Work-in-process                                                               12,668                12,707
         Raw materials                                                                 11,799                17,575
                                                                                -------------        --------------
       Total inventory                                                                 41,127                43,087
       Deferred income taxes                                                              260                   280
       Other current assets                                                             2,494                 3,964
                                                                                -------------        --------------
                    Total current assets                                              106,305                99,298

Property and equipment, net                                                            59,305                61,295
Goodwill, net                                                                          84,492                87,079
Other intangible assets, net                                                            6,366                 6,592
Deferred income taxes                                                                   2,262                 1,933
Other noncurrent assets                                                                 2,818                 2,784
                                                                                -------------        --------------
                                                                                $     261,548        $      258,981
                                                                                =============        ==============

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Current maturities of long-term debt                                     $      10,128        $        4,536
       Accounts payable                                                                28,678                23,115
       Accrued liabilities                                                             24,395                21,335
       Deferred income taxes                                                               --                 1,080
                                                                                -------------        --------------
                    Total current liabilities                                          63,201                50,066
                                                                                -------------        --------------

Noncurrent liabilities
       Deferred income taxes                                                            1,606                 1,790
       Other noncurrent liabilities                                                     4,618                 4,581
       Long-term debt, less current maturities                                        175,442               182,988
                                                                                -------------        --------------
                    Total noncurrent liabilities                                      181,666               189,359
                                                                                -------------        --------------

Mandatorily redeemable warrants                                                         4,484                 4,409
                                                                                -------------        --------------

Members' equity
  Class A Units                                                                        22,210                22,276
  Other comprehensive loss                                                               (879)                 (615)
  Accumulated deficit                                                                  (9,134)               (6,514)
                                                                                -------------        --------------
                                                                                       12,197                15,147
                                                                                -------------        --------------
                                                                                $     261,548        $      258,981
                                                                                =============        ==============






               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                               1999           1998


Net sales                                                                 $      78,035   $      74,027
Cost of sales                                                                    56,241          53,978
                                                                          -------------  --------------

       Gross profit                                                              21,794          20,049

Selling, administrative and
  product development expenses                                                   13,397          12,350
Amortization of intangible assets                                                   789             785
                                                                          -------------  --------------

       Operating income                                                           7,608           6,914
                                                                          -------------  --------------

Other income (expense)
       Interest expense                                                          (4,446)         (4,936)
       Foreign currency loss, net                                                (3,973)         (1,042)
       Other expense                                                             (2,000)             --
                                                                          -------------  --------------
Income (loss) before income taxes                                                (2,811)            936
Benefit for income
  taxes                                                                             978           1,171
                                                                          -------------  --------------
Net income (loss)                                                         $      (1,833) $        2,107
                                                                          =============  ==============













               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                    1999                  1998
CASH FLOWS FROM OPERATING
    ACTIVITIES:
       Net income (loss)                                                        $      (1,833)       $        2,107
       Adjustments to reconcile net income (loss) to net
         cash provided by operating activities
         Depreciation and amortization                                                  3,549                 3,496
         Deferred taxes                                                                (1,459)               (1,183)
         Foreign currency loss                                                          4,134                 1,023
         Changes in assets and liabilities, net                                        (3,462)               (1,182)
                                                                                -------------        --------------

         Net cash provided by operating
           activities                                                                     929                 4,261
                                                                                -------------        --------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisition of property and equipment                                           (2,592)               (2,444)
       Acquisitions, net of cash acquired                                                  --               (21,774)
                                                                                -------------        --------------
         Net cash used for investing activities                                        (2,592)              (24,218)
                                                                                -------------        --------------

CASH FLOWS USED FOR FINANCING
    ACTIVITIES:
       Net reduction in revolving loan                                                      --               (1,900)
       Collection on note receivable for unit purchase                                      9                    --
       Payments on long-term debt                                                      (1,060)                 (888)
       Distributions to members                                                          (787)                   (8)
                                                                                -------------        --------------
         Net cash used for financing activities                                        (1,838)               (2,796)
                                                                                -------------        --------------

       Effect of exchange rate changes                                                    (29)                  331
                                                                                --------------       --------------
       Net decrease in cash                                                            (3,530)              (22,422)
       Cash at beginning of period                                                     11,240                27,348
                                                                                -------------        --------------
       Cash at end of period                                                    $       7,710        $        4,926
                                                                                =============        ==============






               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                Other                              Total
                                                             Class A        comprehensive      Accumulated        members'
                                                              Units             loss             deficit           equity
                                                          -------------    -------------     -------------    -------------
Balance at December 31, 1998                              $      22,276    $        (615)    $      (6,514)   $      15,147
Collection on notes receivable for unit purchase                      9               --                --                9
Accretion of membership warrants                                    (75)              --                --              (75)
Distributions to members                                             --               --              (787)            (787)
Currency translation adjustment                                      --             (264)               --             (264)
Net loss                                                             --               --            (1,833)          (1,833)
                                                          -------------    -------------     -------------    -------------
Balance at March 31, 1999                                 $      22,210    $        (879)    $      (9,134)   $      12,197
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

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 1999 and December 31, 1998 and the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998.

2.       OTHER EXPENSE

         In February 1996 the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreement with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. While the Company is assessing further actions in response to the verdict, as of March 31, 1999 the Company increased its estimated accrual for this matter by $2.0 million which charge is included in other expense.

3.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the first quarter of 1999 and 1998 of $(2.1) million and $ 1.2 million, respectively, includes reported net income (loss) adjusted by the non-cash effect of changes in the cumulative translation adjustment.

4.       CONDENSED CONSOLIDATING INFORMATION

         On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4 Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack International, Inc. and its subsidiary, and SportRack Automotive GmbH. The guarantor and non-guarantor subsidiaries for the three months ended March 31, 1999 and 1998 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity, including interest on intercompany debt balances. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that the separate financial statements are not material to investors. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at March 31, 1999.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 1999

                                                                 GUARANTOR       NON-GUARANTOR    ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES      SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                                -----------    ------------      -------------    -------------   ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   ASSETS
   Current assets
     Cash                                       $        --     $     3,013      $     4,697      $        --      $    7,710
     Accounts receivable                                 --          37,267           17,447               --          54,714
     Inventories                                         --          14,870           26,257               --          41,127
     Other current assets                                --           2,296              458               --           2,754
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets                           --          57,446           48,859               --         106,305
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net                           --          29,004           30,301               --          59,305
   Goodwill, net                                      1,096          58,720           24,676               --          84,492
   Intangible assets, net                             4,750             280            1,336               --           6,366
   Deferred income taxes and other
     noncurrent assets                                   28           2,364            2,688               --           5,080
   Investment in subsidiaries                        34,615          10,022               --          (44,637)             --
   Intercompany notes receivable                    109,292              --               --         (109,292)             --
                                               ------------     -----------      -----------      -----------      ----------
          Total Assets                         $    149,781     $   157,836      $   107,860      $  (153,929)     $  261,548
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBER'S
     EQUITY
   Current liabilities
     Current maturities of long-term debt     $          --     $        --      $    10,128      $        --      $   10,128
     Accounts payable                                    --          18,578           10,100               --          28,678
     Accrued liabilities and deferred
       income taxes                                   8,336           6,232            9,827               --          24,395
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities                   8,336          24,810           30,055               --          63,201
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities                           1,253           1,259            3,712               --           6,224
   Long-term debt, less current maturities          124,572              --           50,870               --         175,442
   Intercompany debt                                     --          75,176           34,116         (109,292)             --
   Mandatorily redeemable warrants                    4,484              --               --               --           4,484
   Members' equity                                   11,136          56,591          (10,893)         (44,637)         12,197
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity                               $    149,781     $   157,836      $   107,860      $  (153,929)     $  261,548
                                               ============     ===========      ===========      ===========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998

                                                                 GUARANTOR       NON-GUARANTOR    ELIMINATIONS/
                                                  ISSUERS       SUBSIDIARIES     SUBSIDIARIES     ADJUSTMENTS      CONSOLIDATED
                                                -----------     ------------     -------------    -------------    ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   ASSETS
   Current assets
     Cash                                       $        --     $     5,636      $     5,604      $        --      $   11,240
     Accounts receivable                                 --          28,437           12,290               --          40,727
     Inventories                                         --          15,630           27,457               --          43,087
     Other current assets                                 4           2,687            1,553               --           4,244
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets                            4          52,390           46,904               --          99,298
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net                           --          28,416           32,879               --          61,295
   Goodwill, net                                      1,105          59,261           26,713               --          87,079
   Intangible assets, net                             4,846             300            1,446               --           6,592
        Deferred income taxes and other
     noncurrent assets                                   28           2,285            2,404               --           4,717
   Investment in subsidiaries                        34,373          10,022               --          (44,395)             --
   Intercompany notes receivable                    109,300              --               --         (109,300)             --
                                               ------------     -----------      -----------      ------------     ----------
          Total Assets                         $    149,656     $   152,674      $   110,346      $  (153,695)     $  258,981
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBER'S
     EQUITY
   Current liabilities
     Current maturities of long-term debt     $          --     $        --      $     4,536      $        --      $    4,536
     Accounts payable                                    --          14,260            8,855               --          23,115
     Accrued liabilities and deferred
       income taxes                                   3,702           6,995           11,718               --          22,415
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities                   3,702          21,255           25,109               --          50,066
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities                           1,153           1,255            3,963               --           6,371
   Long-term debt, less current maturities          124,565              --           58,423               --         182,988
   Intercompany debt                                     --          77,951           31,349         (109,300)             --
   Mandatorily redeemable warrants                    4,409              --               --               --           4,409
   Members' equity                                   15,827          52,213           (8,498)         (44,395)         15,147
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity                               $    149,656     $   152,674      $   110,346      $  (153,695)     $  258,981
                                               ============     ===========      ===========      ===========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                  GUARANTOR     NON-GUARANTOR      ELIMINATIONS/
                                                   ISSUERS       SUBSIDIARIES   SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
                                                 ----------      ------------   -------------      -------------   ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales                                     $       --      $   52,840     $    25,195        $       --      $   78,035
   Cost of sales                                         --          39,218          17,023                --          56,241
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit                                        --          13,622           8,172                --          21,794
   Selling, administrative and product
     development expenses                             1,136           6,778           5,483                --          13,397
   Amortization of intangible assets                     10             549             230                --             789
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)                         (1,146)          6,295           2,459                --           7,608
   Interest expense                                   1,707           1,130           1,609                --           4,446
   Equity in income (loss) of subsidiaries            1,064              --             --             (1,064)             --
   Foreign currency (gain) loss                          --              --           3,973                --           3,973
   Other expense                                      2,000              --              --                --           2,000
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes                 (3,789)          5,165          (3,123)           (1,064)         (2,811)
   Benefit for income taxes                              --              --             978                --             978
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)                             $   (3,789)     $    5,165     $    (2,145)       $   (1,064)     $   (1,833)
                                                 ==========      ==========     ===========        ==========      ==========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                                                  GUARANTOR     NON-GUARANTOR      ELIMINATIONS/
                                                   ISSUERS       SUBSIDIARIES   SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
                                                 ----------      ------------   -------------      -------------   ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales                                     $       --      $   51,217     $    22,810        $       --      $   74,027
   Cost of sales                                         --          38,436          15,542                --          53,978
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit                                        --          12,781           7,268                --          20,049
   Selling, administrative and product
     development expenses                               171           5,973           6,206                --          12,350
   Amortization of intangible assets                     10             543             232                --             785
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)                           (181)          6,265             830                --           6,914
   Interest expense                                     853           1,919           2,164                --           4,936
   Equity in income (loss) of subsidiaries            3,141              --             --             (3,141)             --
   Foreign currency (gain) loss                          --              --           1,042                --           1,042
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes                  2,107           4,346          (2,376)           (3,141)            936
   Benefit for income taxes                              --              --           1,171                --           1,171
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)                             $    2,107      $    4,346     $    (1,205)       $   (3,141)     $    2,107
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                 GUARANTOR      NON-GUARANTOR      ELIMINATIONS/
                                                  ISSUERS       SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS    CONSOLIDATED
                                                 ----------     ------------    -------------      -------------  ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities                                  $       --     $   2,697       $   (1,768)        $       --     $      929
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment                                         --        (1,758)            (834)                --         (2,592)
                                                 ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities            --        (1,758)            (834)                --         (2,592)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt                        778        (2,775)           2,784               (787)            --
     Collection on note receivable for unit
       purchase                                           9            --               --                 --              9
     Repayment of debt                                   --            --           (1,060)                --         (1,060)
     Distributions to members                          (787)         (787)              --                787           (787)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by financing
         activities                                      --        (3,562)           1,724                 --         (1,838)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes                       --            --              (29)                --            (29)
   Net increase (decrease) in cash                       --        (2,623)            (907)                --         (3,530)
   Cash at beginning of period                           --         5,636            5,604                 --         11,240
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period                         $       --     $   3,013       $    4,697         $       --     $    7,710
                                                 ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                                                 GUARANTOR      NON-GUARANTOR      ELIMINATIONS/
                                                   ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS    CONSOLIDATED
                                                 ----------     ------------    -------------      -------------  ------------
                                                                       (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities                                  $    1,940     $   3,562       $   (1,241)        $       --     $    4,261
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment                                         --        (1,938)            (506)                --         (2,444)
     Acquisitions, net of cash acquired                  --            --          (21,774)                --        (21,774)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash used for investing activities            --        (1,938)         (22,280)                --        (24,218)
                                                 ----------     ----------      ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt                        (32)       (2,863)           2,903                 (8)            --
     Increase (decrease) in revolving loan           (1,900)           --               --                 --         (1,900)
     Repayment of debt                                   --            --             (888)                --           (888)
     Distributions to members                            (8)           (8)              --                  8             (8)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by financing
         activities                                  (1,940)       (2,871)           2,015                 --         (2,796)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes                       --            --              331                 --            331
   Net increase (decrease) in cash                       --        (1,247)         (21,175)                --        (22,422)
   Cash at beginning of period                           --         2,761           24,587                 --         27,348
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period                         $       --     $   1,514       $    3,412         $       --     $    4,926
                                                 ==========     =========       ==========         ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999



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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

         Net Sales. Net sales for the first quarter of 1999 were $78.0 million, representing an increase of $4.0 million, or 5.4%, over net sales for the first quarter of 1998. This increase resulted primarily from increased sales to OEM's of approximately $1.1 million and strong growth in aftermarket sales of $3.0 million. Aftermarket sales growth included increased sales for the SportRack International subsidiary whose customer base had been changed as part of a business rationalization and restructuring completed during the fourth quarter of 1998.

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999


         Gross Profit. Gross profit for the first quarter of 1999 was $21.8 million, representing an increase of $1.7 million, or 8.7%, over the gross profit for the first quarter of 1998. This increase resulted from the increase in net sales and by an increase in the gross margin percentage. Gross profit as a percentage of net sales was 27.9% in the first quarter of 1999 compared to 27.1% in the first quarter of 1998. The increase in the gross margin percentage is attributable to decreased material costs, primarily in steel purchased for products produced in Europe, and the effect of higher net sales on fixed overhead costs.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first quarter of 1999 were $13.4 million, representing an increase of $1.0 million, or 8.5%, over the selling, administrative and product development expenses for the first quarter of 1998, reflecting the increase in net sales. Selling, administrative and product development expenses as a percentage of net sales increased to 17.2% in the first quarter of 1999 from 16.7% in the first quarter of 1998. This increase is attributable to higher corporate expenses including expenses, representing severance compensation, recorded during the quarter related to the departure of the Company's former President and Chief Executive Officer.

         Operating income. Operating income for the first quarter of 1999 was $7.6 million, an increase of $694,000, or 10.0%, over operating income for the first quarter of 1998 reflecting the increase in net sales. Operating income as a percentage of net sales increased to 9.7% in the first quarter of 1999 from 9.3% in the first quarter of 1998 reflecting an increase in gross margins, offset partially by an increase in selling, general and product development expenses as a percentage of net sales.

         Interest expense. Interest expense for the first quarter of 1999 was $4.4 million, a decrease of $490,000, or 9.9%, over interest expense for the first quarter of 1998. The decrease was primarily due to lower outstanding senior indebtedness attributable to scheduled principal payments made since the first quarter of 1998 and lower average line of credit borrowings during the first quarter of 1999 as compared with the first quarter of 1998, and lower interest rates on the Company's variable rate debt.

         Foreign currency loss. Foreign currency loss in the first quarter of 1999 was $4.0 million, compared to a foreign currency loss of $1.0 million in the first quarter of 1998. The Company's foreign currency loss is primarily related to the debt of Brink which has indebtedness denominated in U.S. Dollars including intercompany debt and substantially all outstanding loans under the Company's Second Amended and Restated Credit Agreement, except for the Term note A which was changed from a U.S. Dollar denominated loan to a Dutch Guilder denominated loan in October 1998. During the first quarter of 1999 the U.S. Dollar strengthened significantly in relation to the Dutch Guilder, the functional currency of Brink. At December 31, 1998, the exchange rate of the Dutch Guilder to the U.S. Dollar was 1.88:1, whereas at March 31, 1999 the exchange rate was 2.04:1, or a 8.5% decline in the relative value of the Dutch Guilder. In the first quarter of 1998, the relationship between the two currencies was less volatile. At December 31, 1997, the exchange rate of the Dutch Guilder to the U.S. Dollar was 2.02:1, whereas at March 31, 1998 the exchange rate was 2.05:1, or a 1.5% decline in the relative value of the Dutch Guilder during the quarter.

         Other expense. In February 1996 the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreement with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. While the Company is assessing further actions in response to the verdict, as of March 31, 1999 the Company increased its estimated accrual for this matter by $2.0 million which charge is included in other expense.

         Benefit for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the first quarter of 1999, the Company had a loss before income taxes for its taxable subsidiaries totaling $3.1 million and recorded a benefit for income taxes of $978,000. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack International recorded during 1999 and differences in the tax rates of foreign countries. During the first quarter of 1998, the Company had a loss before income taxes for its taxable subsidiaries totaling $2.4 million and recorded a benefit for income taxes of $1.2 million.

         Net income (loss). Net loss for the first quarter of 1999 was $(1.8) million, as compared to net income of $2.1 million in the first quarter of 1998, a change of $3.9 million. The change in net income (loss) is primarily attributable increased foreign currency loss and the other expense recorded in the first quarter of 1999 partially offset by increased operating income and decreased interest expense.

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at March 31, 1999 was $185.6 million including current maturities of $10.1 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement ("U.S. Credit Facility").

WORKING CAPITAL AND CASH FLOWS

         Working capital and key elements of the consolidated statement of cash flows are:

                                                                                  MARCH 31,   DECEMBER 31,
                                                                                    1999         1998
                                                                              -------------   ------------
                    Working Capital                                           $      43,104   $     49,232

                                                                                       FIRST QUARTER
                                                                                    1999         1998
                                                                              -------------   ------------
                    Cash flows provided by  operating activities              $         929   $      4,261
                    Cash flows (used for) investing activities                $      (2,592)  $    (24,218)
                    Cash flows (used for) financing activities                $      (1,838)  $     (2,796)

Working capital

         Working capital decreased by $6.1 million to $43.1 million at March 31, 1999 from $49.2 million at December 31, 1998 due to a decrease in cash of $3.5 million, an increase in accounts payable of $6.1 million, an increase in accrued liabilities of $4.2 million and an increase in the current portion of long term debt of $5.6 million. Working capital has been further reduced by approximately $2.1 million due to the effects of declining currency exchange rates for the company's European subsidiaries. Offsetting these was an increase in accounts receivable of $15.1 million primarily related to an increase in sales in the first quarter of 1999 as compared with the fourth quarter of 1998 and the timing of collections of accounts receivable from large customers, primarily OEMs.

         Cash decreased by $3.5 million to $7.7 million at March 31, 1999 from $11.2 million at December 31, 1998 primarily due to cash used for investing and financing activities of $2.6 million and $1.8 million, respectively, partially offset by cash provided by operating activities of $929,000. Accounts payable increased primarily due to increased raw material purchases during the first quarter of 1999 as compared with the fourth quarter of 1998 to support higher sales levels. Accrued liabilities increased as a result of the Company's recording of a $2.0 million charge related to an ongoing legal action, as discussed above, the liability recorded for the severance payments to the Company's former President and Chief Executive Officer and an increase of $3.0 million in accrued interest for the Company's Notes as compared with that recorded as of December 31, 1998. The current portion of long term debt increased due to a mandatory principal payment totaling $3.3 million based upon Excess Cash Flows as defined by the Credit Agreement which will be paid in May 1999, the scheduled commencement of principal payments due under the Company's Acquisition Revolving Note in January 2000 and increased scheduled principal payments during the first quarter of 2000 as compared with the first quarter of 1999.

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999


Operating Activities

         Cash flow provided by operating activities for the first quarter of 1999 was $929,000, compared to $4.3 million in the first quarter of 1998. Cash flow for the first quarter of 1999 decreased primarily due to the timing of the collection of accounts receivable from large customers, primarily OEM's, and an increase in aftermarket sales which generally have longer collection terms than sales to OEM customers.

Investing Activities

         During the first quarter of 1999 and 1998, investing cash flows include acquisitions of property and equipment of $2.6 million and $2.4 million, respectively and were primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's ability to make capital expenditures is subject to restrictions in the U.S. Credit Facility, including a maximum of $12.5 million of capital expenditures annually.

         Investing cash flows also include cash payments totaling $21.8 million in the first quarter of 1998 for the acquisitions of Ellebi and Tranfo-Rakzs.

Financing Activities

         During the first quarter of 1999 and 1998, financing cash flows included scheduled payments of principal on the Company's term indebtedness of $1.1 million and $888,000, respectively. Distributions to members, representing amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members, were $787,000 during the first quarter of 1999 and were not significant during the first quarter of 1998. Financing cash flows during the first quarter of 1998 also included net repayments of borrowings under the company's revolving loans of $1.9 million. No revolving loans were outstanding at either the beginning or end of the first quarter of 1999.

DEBT AND CREDIT SOURCES

         The Company's indebtedness was $185.6 million and $187.5 million at March 31, 1999 and December 31, 1998, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities. As of March 31, 1999, the Company had no borrowings under the revolving credit facilities and had $25.0 million of available borrowing capacity. As of March 31, 1999, the Company was in compliance with the various covenants under the debt agreements pursuant to which it has borrowed or may borrow money and believes the Company will remain in compliance with such covenants in all material respects through the period ending March 31, 2000. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the Revolving Credit Facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

         In May 1999, the Company will make an unscheduled mandatory principal payment of $3.3 million on its borrowings under the U.S. Credit Facility based upon Excess Cash Flows as defined by the Credit Agreement.

         The Company is exposed to interest rate volatility with regard to variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility. At March 31, 1999 and 1998 the notional value of interest rate swaps was $18.5 million. Under the terms of the interest rate swap agreements, the Company pays a fixed interest rate on the notional principal amount. The effects of interest rate swaps are reflected in interest expense and are not material.

         The Company's ability to satisfy its debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under its current or successor credit facilities. The Company anticipates that, based on current and expected levels of operations, its operating cash flow, together with borrowings under the U.S. Credit Facility and the Canadian Credit Facility, should be sufficient to meet its debt service, working capital and capital expenditure requirements for the

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999


foreseeable future, although no assurances can be given in this regard, including as to the ability to increase revenues or profit margins. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all, including, whether, and on what terms, the Company could raise equity capital.

         The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain and, Italy. Net sales from international operations during the first quarter 1999 were approximately $25.2 million, or 32.3% of the Company's net sales. At March 31, 1999, assets associated with these operations were approximately 41.2% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. Dollar of approximately $24.5 million.

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

         The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at March 31, 1999 and does not use derivative financial instruments for trading or speculative purposes.

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

Project

         Generally each subsidiary's Year 2000 program is divided into three major sections - internal business software and hardware, internal non-financial software and embedded chip technology and external compliance by customers and suppliers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of identified items; (3) repairing or replacing material items that are determined not to be Year 2000 compliant; (4) testing material items; and (5) designing and implementing contingency and business continuation plans for each organization and company location.

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

                        ADVANCED ACCESSORY SYSTEMS, LLC
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

         The testing phase of this section, scheduled for completion by June 1999, is ongoing. The Company does not currently have contingency plans in place for its internal business software and hardware. Such contingency plans will be developed in the second quarter of 1999 should the current implementation plans fall behind schedule.

         The total cost associated with required modifications to the Company's internal business software and hardware to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 program is approximately $935,000. The total amount expended on the program through March 31, 1999, was $610,000, of which approximately $180,000 related to the cost of software modification and approximately $430,000 related to the cost of upgrading existing software to Year 2000 compliant versions. The estimated future cost of completing the Year 2000 program is estimated to be approximately $155,000 for reprogramming of applications software and approximately $170,000 related to the cost of including acquired companies on existing ERP Systems. Funds for the program are provided from existing operating budgets for all items and are included in operating expenses as incurred.

         The Company has completed all phases of its Year 2000 plan related to non-financial software, embedded chip technology, and its non-financial systems such as manufacturing equipment, security equipment, etc. Few of these systems have been identified as not being in compliance. Accordingly, the cost of achieving Year 2000 compliance for these systems was minimal.

         The Company has identified and contacted its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. Each of the suppliers contacted have indicated that they are currently undergoing or have completed programs related to the Year 2000 problem within their organizations. Due to the satisfactory responses with its critical suppliers, the Company does not intend to change suppliers, service providers or contractors. The Company has not independently verified the status of its critical suppliers', service providers' and contractors' Year 2000 readiness. Many of the Company's customers are large OEMs which are preparing for the Year 2000 Issue and it is believed that they will be compliant by the Year 2000. However, the Company does not currently have any formal information concerning the Year 2000 compliance status of its customers, particularly in the aftermarket, but has received indications that most of its customers are working on Year 2000 compliance.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use" ("SOP 98-1"). SOP 98-1 was effective for the Company beginning on January 1, 1999. SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. This statement has been applied prospectively, however, the impact of this new standard has not had a significant effect on the Company's financial position or results of operations.

         In April 1998, the AICPA issued Statement of Position ("SOP 98-5"), "Reporting the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 was effective beginning on January 1,1999, and required that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs to be expensed as incurred. The Company has adopted the standard established by SOP 98-5 and there has been no impact on the Company's earnings or financial position.

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999


         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The statement is effective for fiscal years beginning after June 15, 1999. The Company plans to adopt this statement at the beginning of fiscal 2000. The Company is completing an analysis of FAS 133 which is not expected to have a material impact on the Company's results of operations.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

                         ADVANCED ACCESSORY SYSTEMS, LLC


                    PART II. OTHER INFORMATION AND SIGNATURE

Item 1.  Legal Proceedings

         See "Note 2" of the Company's "Notes to Consolidated Condensed Financial Statements"

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security-holders

         None

Items 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

              EXHIBIT NUMBER                              DESCRIPTION
              --------------                              -----------

                    27                              Financial Data Schedule

         (b)      Reports on Form 8-K


         On April 22, 1999, the Company filed a report on Form 8-K to announce the appointment of Terence C. Seikel and Richard E. Borghi to the Board of Managers and as President and Chief Executive Officer of the Company and President of SportRack, respectively. Also announced was the termination of Marshall D. Gladchun, as President and Chief Executive Officer of the Company and Board Member.

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




                                           ADVANCED ACCESSORY SYSTEMS, LLC
                                           (Registrant)




Date:    May 14, 1999                      /s/ TERENCE C. SEIKEL
                                           -------------------------------------
                                           Terence C. Seikel
                                           President - Chief Executive Officer
                                           (chief accounting officer
                                            and authorized signatory)

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------

    27                        Financial Data Schedule