Form 10-Q
period 1999-06-30
ADVANCED ACCESSORY SYSTEMS LLC
filed 1999-08-06
CIK 1057836

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999

                                       OR

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from               to
                                        ---------------  --------------
                                 --------------


                        COMMISSION FILE NUMBER 333-49011
                                               ---------
                                 --------------


                     [ADVANCED ACCESSORY SYSTEMS, LLC. LOGO]
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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                      INDEX
                                                                        Page No.

Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of                   1
                June 30, 1999 and December 31, 1998

              Consolidated Condensed Statements of Income                   2
                for the Three and Six Months Ended
                June 30, 1999 and 1998

              Consolidated Condensed Statements of                          3
                Cash Flows for the Six Months
                Ended June 30, 1999 and 1998

              Consolidated Condensed Statement of Changes                   4
                in Members' Equity for the Six Months
                Ended June 30, 1999

              Notes to Consolidated Condensed Financial                     5
                Statements

     Item 2.  Management's Discussion and Analysis of                      12
                Financial Condition and Results of
                Operations

     Item 3.  Quantitative and Qualitative Disclosures About               19
                Market Risk

Part II.  Other Information and Signature

     Item 1.  Legal Proceedings                                            19

     Item 2.  Changes in Securities                                        19

     Item 3.  Defaults Upon Senior Securities                              19

     Item 4.  Submission of Matters to a Vote of                           19
                Security-holders

     Item 5.  Other Information                                            19

     Item 6.  Exhibits and Reports on Form 8-K                             19

     Signature                                                             20

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ADVANCED ACCESSORY SYSTEMS, LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                   June 30,    December 31,
                                                     1999          1998
ASSETS
Current assets
       Cash                                        $   6,075    $  11,240
       Accounts receivable, less reserves
         of $3,415 and $2,766, respectively           64,462       40,727
       Inventories
         Finished goods                               11,087       12,805
         Work-in-process                              12,548       12,707
         Raw materials                                13,162       17,575
                                                   ---------    ---------
       Total inventory                                36,797       43,087
       Deferred income taxes                             564          280
       Other current assets                            4,886        3,964
                                                   ---------    ---------
                    Total current assets             112,784       99,298

Property and equipment, net                           59,066       61,295
Goodwill, net                                         82,918       87,079
Other intangible assets, net                           5,880        6,592
Deferred income taxes                                  2,297        1,933
Other noncurrent assets                                3,138        2,784
                                                   ---------    ---------
                                                   $ 266,083    $ 258,981
                                                   =========    =========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Current maturities of long-term debt        $   7,881    $   4,536
       Accounts payable                               32,220       23,115
       Accrued liabilities                            23,648       21,335
       Deferred income taxes                            --          1,080
                                                   ---------    ---------
                    Total current liabilities         63,749       50,066
                                                   ---------    ---------

Noncurrent liabilities
       Deferred income taxes                           1,454        1,790
       Other noncurrent liabilities                    4,403        4,581
       Long-term debt, less current maturities       177,600      182,988
                                                   ---------    ---------
                    Total noncurrent liabilities     183,457      189,359
                                                   ---------    ---------

Mandatorily redeemable warrants                        4,559        4,409
                                                   ---------    ---------

Members' equity
  Class A Units                                       22,181       22,276
  Other comprehensive loss                            (1,450)        (615)
  Accumulated deficit                                 (6,413)      (6,514)
                                                   ---------    ---------
                                                      14,318       15,147
                                                   ---------    ---------
                                                   $ 266,083    $ 258,981
                                                   =========    =========





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                        Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                          1999        1998         1999         1998


Net sales                              $  89,572    $  84,252    $ 167,607    $ 158,279
Cost of sales                             63,229       61,762      119,470      115,740
                                       ---------    ---------    ---------    ---------

       Gross profit                       26,343       22,490       48,137       42,539

Selling, administrative and
  product development expenses            13,022       12,944       26,419       25,294
Amortization of intangible assets            779          940        1,568        1,725
                                       ---------    ---------    ---------    ---------

       Operating income                   12,542        8,606       20,150       15,520
                                       ---------    ---------    ---------    ---------

Other income (expense)
       Interest expense                   (4,409)      (4,617)      (8,855)      (9,553)
       Foreign currency loss, net         (1,646)         431       (5,619)        (611)
       Other expense                        --           --         (2,000)        --
                                       ---------    ---------    ---------    ---------

Income before income taxes                 6,487        4,420        3,676        5,356

Provision (benefit) for income taxes         847          429         (131)        (742)
                                       ---------    ---------    ---------    ---------


Net income                             $   5,640    $   3,991    $   3,807    $   6,098
                                       =========    =========    =========    =========















               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           Six Months Ended
                                                                June 30,
                                                             1999       1998
CASH FLOWS FROM OPERATING
    ACTIVITIES:
       Net income                                         $  3,807    $  6,098
       Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                       7,537       7,578
         Loss on disposal of property and equipment              6          93
         Deferred taxes                                     (1,957)     (1,759)
         Foreign currency loss                               4,219         611
         Changes in assets and liabilities, net             (9,812)        339
                                                          --------    --------
         Net cash provided by operating
           activities                                        3,800
                                                                        12,960

CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisition of property and equipment                (6,100)     (5,511)
       Acquisitions, net of cash acquired                     --       (22,740)

         Net cash used for investing activities             (6,100)    (28,251)
                                                          --------    --------

CASH FLOWS USED FOR FINANCING
    ACTIVITIES:
       Net increase (reduction) in revolving loan            4,500      (1,900)
       Collection on notes receivable for unit purchase         31        --
       Payments on long-term debt                           (5,537)     (1,765)
       Issuance of membership units                             50          27
       Repurchase of membership units                          (26)       --
       Distributions to members                             (3,706)       (116)
                                                          --------    --------

         Net cash used for financing activities             (4,688)     (3,754)
                                                          --------    --------

       Effect of exchange rate changes                       1,823         389
                                                          --------    --------
       Net decrease in cash                                 (5,165)    (18,656)

       Cash at beginning of period                          11,240      27,348
                                                          --------    --------

       Cash at end of period                              $  6,075    $  8,692
                                                          ========    ========












               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                Other                   Total
                                                   Class A  comprehensive Accumulated  members'
                                                    Units       loss        deficit     equity
                                                    -----       ----        -------     ------

Balance at December 31, 1998                       $ 22,276    $   (615)   $ (6,514)   $ 15,147
Issuance of additional units                            100        --          --           100
Notes receivable for unit purchase                      (50)       --          --           (50)
Collection on notes receivable for unit purchase         31        --          --            31
Repurchase of membership units                          (26)       --          --           (26)
Accretion of membership warrants                       (150)       --          --          (150)
Distributions to members                               --          --        (3,706)     (3,706)
Currency translation adjustment                        --          (835)       --          (835)
Net income                                             --          --         3,807       3,807
                                                   --------    --------    --------    --------
Balance at June 30, 1999                           $ 22,181    $ (1,450)   $ (6,413)   $ 14,318
                                                   ========    ========    ========    ========





































               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 1999 and December 31, 1998 and the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998.

2.   OTHER EXPENSE

     In February 1996, the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3,800 plus interest and reasonable attorney fees. The Company is currently assessing further actions in response to the verdict. During the first half of 1999, the Company increased its estimated accrual for this matter by $2,000 which charge is included in other expense.

3.   COMPREHENSIVE INCOME

     Comprehensive income for the second quarter of 1999 and 1998 of $5,069 and $3,997, respectively, and for the first half of 1999 and 1998 of $2,972 and $6,130, respectively, includes reported net income adjusted by the non-cash effect of changes in the cumulative translation adjustment.

4.   CONDENSED CONSOLIDATING INFORMATION

     On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4 Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack International, Inc. and its subsidiary, and SportRack Automotive GmbH. The guarantor and non-guarantor subsidiaries for the three and six month periods ended June 30, 1999 and 1998 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity, including interest on intercompany debt balances. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that the separate financial statements are not material to investors. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at June 30, 1999.

5.   RECLASSIFICATIONS

     Certain amounts from the Consolidated Condensed Statement of Income for the six months ended June 30, 1998 have been reclassified to conform with the presentation adopted at December 31, 1998.

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4.   CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 1999

                                                        GUARANTOR  NON-GUARANTOR ELIMINATIONS/
                                            ISSUERS   SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS CONSOLIDATED
                                            -------   ------------  ------------  ----------- ------------
                                                            (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
Current assets
  Cash                                      $    --     $     245   $   5,830    $    --      $   6,075
  Accounts receivable                            --        39,294      25,168         --         64,462
  Inventories                                    --        14,148      22,649         --         36,797
  Other current assets                             26       3,292       2,132         --          5,450
                                            ---------   ---------   ---------    ---------    ---------
       Total current assets                        26      56,979      55,779         --        112,784
                                            ---------   ---------   ---------    ---------    ---------
Property and equipment, net                      --        30,116      28,950         --         59,066
Goodwill, net                                   1,085      58,180      23,653         --         82,918
Intangible assets, net                          4,653         260         967         --          5,880
Deferred income taxes and other
  noncurrent assets                                87       2,331       3,017         --          5,435
Investment in subsidiaries                     40,143       9,949        --        (50,092)        --
Intercompany notes receivable                 110,315        --          --       (110,315)        --
                                            ---------   ---------   ---------    ---------    ---------
       Total Assets                         $ 156,309   $ 157,815   $ 112,366    $(160,407)   $ 266,083
                                            =========   =========   =========    =========    =========

LIABILITIES AND MEMBER'S
  EQUITY
Current liabilities
  Current maturities of long-term debt      $    --     $    --     $   7,881    $    --      $   7,881
  Accounts payable                               --        20,892      11,328         --         32,220
  Accrued liabilities and deferred
    income taxes                                5,795       7,519      10,334         --         23,648
                                            ---------   ---------   ---------    ---------    ---------
       Total current liabilities                5,795      28,411      29,543         --         63,749
                                            ---------   ---------   ---------    ---------    ---------
Deferred income taxes and other
  noncurrent liabilities                        1,353         971       3,533         --          5,857
Long-term debt, less current maturities .     129,079        --        48,521         --        177,600
Intercompany debt                                --        68,361      41,954     (110,315)        --
Mandatorily redeemable warrants                 4,559        --          --           --          4,559
Members' equity                                15,523      60,072     (11,185)     (50,092)      14,318
                                            ---------   ---------   ---------    ---------    ---------
       Total liabilities and members'
       equity                               $ 156,309   $ 157,815   $ 112,366    $(160,407)   $ 266,083
                                            =========   =========   =========    =========    =========


                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4.   CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998

                                                                GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES      ADJUSTMENTS    CONSOLIDATED
                                                  -------      ------------    ------------      -----------    ------------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
   ASSETS
   Current assets
     Cash...................................    $        --   $       5,636      $     5,604      $        --      $   11,240
     Accounts receivable....................             --          28,437           12,290               --          40,727
     Inventories............................             --          15,630           27,457               --          43,087
     Other current assets...................              4           2,687            1,553               --           4,244
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............              4          52,390           46,904               --          99,298
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          28,416           32,879               --          61,295
   Goodwill, net............................          1,105          59,261           26,713               --          87,079
   Intangible assets, net...................          4,846             300            1,446               --           6,592
   Deferred income taxes and other
     noncurrent assets......................             28           2,285            2,404               --           4,717
   Investment in subsidiaries...............         34,373          10,022               --          (44,395)             --
   Intercompany notes receivable............        109,300              --               --         (109,300)             --
                                               ------------     -----------      -----------      -----------      ----------
          Total Assets......................   $    149,656     $   152,674      $   110,346      $  (153,695)     $  258,981
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
                                               ============     ===========      ===========      ===========      ==========


                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4.   CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                   ISSUERS      SUBSIDIARIES    SUBSIDIARIES      ADJUSTMENTS     CONSOLIDATED
                                                   -------      ------------    ------------      -----------     ------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   57,310     $    32,262        $       --      $   89,572
   Cost of sales............................             --          42,208          21,021                --          63,229
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          15,102          11,241                --          26,343
   Selling, administrative and product
     development expenses...................            369           6,263           6,390                --          13,022
   Amortization of intangible assets........             10             549             220                --             779
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (379)          8,290           4,631                --          12,542
   Interest expense.........................            728           1,823           1,858                --           4,409
   Equity in income (loss) of subsidiaries..          8,703              --              --            (8,703)             --
   Foreign currency (gain) loss.............             --              --           1,646                --           1,646
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          7,596           6,467           1,127            (8,703)          6,487
   Provision (benefit) for income taxes.....             --              --             847                --             847
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    7,596      $    6,467     $       280        $   (8,703)     $    5,640
                                                 ==========      ==========     ===========        ==========      ==========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                   ISSUERS      SUBSIDIARIES    SUBSIDIARIES      ADJUSTMENTS    CONSOLIDATED
                                                   -------      ------------    ------------      -----------    ------------
                                                                       (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   51,703     $    32,549        $       --      $   84,252
   Cost of sales............................             --          38,385          23,377                --          61,762
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          13,318           9,172                --          22,490
   Selling, administrative and product
     development expenses...................            157           5,629           7,158                --          12,944
   Amortization of intangible assets........             10             543             387                --             940
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (167)          7,146           1,627                --           8,606
   Interest expense.........................            922           1,760           1,935                --           4,617
   Equity in income (loss) of subsidiaries..          5,095              --              --            (5,095)             --
   Foreign currency (gain) loss.............             --              --            (431)               --            (431)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          4,006           5,386             123            (5,095)          4,420
   Provision (benefit) for income taxes.....             15              --             414                --             429
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    3,991      $    5,386     $      (291)       $   (5,095)     $    3,991
                                                 ==========      ==========     ===========        ==========      ==========


                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

6.   CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                   ISSUERS      SUBSIDIARIES   SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
                                                   -------      ------------   ------------       -----------     ------------
                                                                       (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $  110,150     $    57,457        $       --      $  167,607
   Cost of sales............................             --          81,426          38,044                --         119,470
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          28,724          19,413                --          48,137
   Selling, administrative and product
     development expenses...................          1,505          13,041          11,873                --          26,419
   Amortization of intangible assets........             20           1,098             450                --           1,568
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................         (1,525)         14,585           7,090                --          20,150
   Interest expense.........................          2,435           2,953           3,467                --           8,855
   Equity in income (loss) of subsidiaries..          9,767              --             --             (9,767)             --
   Foreign currency (gain) loss.............             --              --           5,619                --           5,619
   Other income (expense)...................         (2,000)             --              --                --          (2,000)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          3,807          11,632          (1,996)           (9,767)          3,676
   Provision (benefit) for income taxes.....             --              --            (131)               --            (131)
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    3,807      $   11,632     $    (1,865)       $   (9,767)     $    3,807
                                                 ==========      ==========     ===========        ==========      ==========




                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998


                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                  -------      ------------    ------------       -----------   ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $  102,920     $    55,359        $       --      $  158,279
   Cost of sales............................             --          76,821          38,919                --         115,740
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          26,099          16,440                --          42,539
   Selling, administrative and product
     development expenses...................            328          11,602          13,364                --          25,294
   Amortization of intangible assets........             20           1,086             619                --           1,725
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (348)         13,411           2,457                --          15,520
   Interest expense.........................          1,775           3,679           4,099                --           9,553
   Equity in income (loss) of subsidiaries..          8,236              --             --             (8,236)             --
   Foreign currency (gain) loss.............             --              --             611                --             611
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          6,113           9,732          (2,253)           (8,236)          5,356
   Provision (benefit) for income taxes.....             15              --            (757)               --            (742)
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    6,098      $    9,732     $    (1,496)       $   (8,236)     $    6,098
                                                 ==========      ==========     ===========        ==========      ==========


                      ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4.   CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                                 GUARANTOR    NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES   SUBSIDIARIES       ADJUSTMENTS    CONSOLIDATED
                                                  -------      ------------   ------------       -----------    ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities..............................    $       --     $   8,338       $   (4,538)        $       --     $    3,800
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --        (3,994)          (2,106)                --         (6,100)
                                                 ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities            --        (3,994)          (2,106)                --         (6,100)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt.............          (849)       (6,029)          10,584             (3,706)            --
     Increase (decrease) in revolving loan...         4,500            --               --                 --          4,500
     Collection on notes receivable for unit
       purchase..............................            31            --               --                 --             31
     Repayment of debt.......................            --            --           (5,537)                --         (5,537)
     Issuance of membership units............            50            --               --                 --             50
     Repurchase of membership units..........           (26)           --               --                 --            (26)
     Distributions to members................        (3,706)       (3,706)              --              3,706         (3,706)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by financing
         activities..........................            --        (9,735)           5,047                 --         (4,688)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........            --            --            1,823                 --          1,823
                                                 ----------     ---------       ----------         ----------      ---------
   Net increase (decrease) in cash...........            --        (5,391)             226                 --         (5,165)
   Cash at beginning of period...............            --         5,636            5,604                 --         11,240
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $       --     $     245       $    5,830         $       --     $    6,075
                                                 ==========     =========       ==========         ==========     ==========



                      ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4.   CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                                GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES   SUBSIDIARIES        ADJUSTMENTS   CONSOLIDATED
                                                  -------      ------------   ------------        -----------   ------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities..............................    $   (1,804)    $  13,567       $    1,197         $       --     $   12,960
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --        (3,545)          (1,966)                --         (5,511)
     Acquisitions, net of cash acquired......            --            --          (22,740)                --        (22,740)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash used for investing activities            --        (3,545)         (24,706)                --        (28,251)
                                                 ----------     ----------      ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt.............         3,728       (11,037)           7,360                (51)            --
     Increase (decrease) in revolving loan...        (1,900)           --               --                 --         (1,900)
     Repayment of debt.......................            --            --           (1,765)                --         (1,765)
     Issuance of membership units............            27            --               --                 --             27
     Distributions to members................           (51)         (116)              --                 51           (116)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities................         1,804       (11,153)           5,595                 --         (3,754)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........            --            --              389                 --            389
                                                 ----------     ---------       ----------         ----------      ---------
   Net decrease in cash......................            --        (1,131)         (17,525)                --        (18,656)
   Cash at beginning of period...............            --         2,217           25,131                 --         27,348
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $       --     $   1,086       $    7,606         $       --     $    8,692
                                                 ==========     =========       ==========         ==========     ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        ADVANCED ACCESSORY SYSTEMS, LLC
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999


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

     In October 1996, the Company acquired all of the capital stock of Brink B.V., a private company with limited liability incorporated under the laws of The Netherlands and a European supplier of towing systems and accessories to the automotive OEM market and aftermarket. In December 1996, ownership of Brink B.V. and its subsidiaries was transferred to a newly formed subsidiary of the Company, Brink International B.V. ("Brink").

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

     In January 1998, the Company through Brink, acquired the net assets of the towbar segment Ellebi S.p.A., an Italian supplier of towing systems to the automotive OEM market and aftermarket.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998.

     Net Sales. Net sales for the second quarter of 1999 were $89.6 million, representing an increase of $5.3 million, or 6.3%, over net sales for the second quarter of 1998. This increase resulted primarily from increased sales to OEM's of approximately $3.5 million and growth in aftermarket sales of $1.8 million. Offsetting the Company's increased sales volume was the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries. For example the average value of the Dutch Guilder, the functional currency of Brink, as compared to the U.S. Dollar declined by 4.2% during the second quarter of 1999 as compared to the second quarter of 1998 resulting in a similar decrease in sales as reported in U.S. Dollars.

                        ADVANCED ACCESSORY SYSTEMS, LLC
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

     Gross Profit. Gross profit for the second quarter of 1999 was $26.3 million, representing an increase of $3.9 million, or 17.1%, over the gross profit for the second quarter of 1998. This increase resulted from the increase in net sales and an increase in the gross margin percentage. Gross profit as a percentage of net sales was 29.4% in the second quarter of 1999 compared to 26.7% in the second quarter of 1998. The increase in the gross margin percentage is attributable to decreased material costs, primarily in steel purchased for products produced in Europe, and the effect of higher net sales on fixed overhead costs. The gross margin percentage in the second quarter of 1998 was impacted negatively by low gross profit margins at SportRack International resulting from (i) its entry into new markets, (ii) high development costs and
(iii) excess overhead resulting from its start-up phase.

     Selling, administrative and product development expenses. Selling, administrative and product development expenses for the second quarter of 1999 were $13.0 million, representing an increase of $78,000, or 0.6%, over the selling, administrative and product development expenses for the second quarter of 1998. During the second quarter of 1998 selling, administrative and product development expenses included $614,000 in restructuring charges related to a reassessment of the operations of SportRack International. No restructuring charges have been recorded in 1999. Selling, administrative and product development expenses as a percentage of net sales decreased to 14.5% in the second quarter of 1999 from 15.4% in the second quarter of 1998. Excluding the SportRack International restructuring charge, selling, administrative and product development expenses as a percentage of sales would have been 14.6% for the second quarter of 1998.

     Operating income. Operating income for the second quarter of 1999 was $12.5 million, an increase of $3.9 million, or 45.7%, over operating income for the first quarter of 1998 reflecting the increase in net sales. Operating income as a percentage of net sales increased to 14.0% in the second quarter of 1999 from 10.2% in the second quarter of 1998 reflecting an increase in gross margins, and a decrease in selling, general and product development expenses as a percentage of net sales.

     Interest expense. Interest expense for the second quarter of 1999 was $4.4 million, a decrease of $208,000, or 4.5%, over interest expense for the second quarter of 1998. The decrease was primarily due to lower outstanding senior indebtedness attributable to scheduled principal payments made since the second quarter of 1998 offset by higher average line of credit borrowings during the second quarter of 1999 as compared with the second quarter of 1998, and higher interest rates on the Company's variable rate debt.

     Foreign currency loss. Foreign currency loss in the second quarter of 1999 was $1.6 million, compared to a foreign currency gain of $431,000 in the second quarter of 1998. The Company's foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. Dollars. During the second quarter of 1999 the U.S. Dollar strengthened significantly in relation to the Dutch Guilder, the functional currency of Brink. At March 31, 1999, the exchange rate of the Dutch Guilder to the U.S. Dollar was 2.04:1, whereas at June 30, 1999 the exchange rate was 2.14:1, or a 4.9% decline in the relative value of the Dutch Guilder. In the second quarter of 1998, the relationship between the two currencies was less volatile. At March 31, 1998, the exchange rate of the Dutch Guilder to the U.S. Dollar was 2.04:1, whereas at June 30, 1998 the exchange rate was 2.03:1, or a 0.5% increase in the relative value of the Dutch Guilder during the quarter.

     Provision for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the second quarter of 1999, the Company had income before income taxes for its taxable subsidiaries totaling $1.1 million and recorded a provision for income taxes of $847,000. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack International recorded during 1999 and differences in the tax rates of foreign countries. During the second quarter of 1998, the Company had a income before income taxes for its taxable subsidiaries totaling $123,000 and recorded a provision for income taxes of $414,000.

     Net income. Net income for the second quarter of 1999 was $5.6 million, as compared to net income of $4.0 million in the second quarter of 1998, an increase of $1.6 million. The change in net income is primarily attributable to increased operating income and decreased interest expense offset by the foreign currency loss in the second quarter of 1999 compared with a foreign currency gain during the second quarter of 1998 and an increased provision for income taxes.

SIX MONTHS ENDED JUNE 31, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

     Net Sales. Net sales for the first half of 1999 were $167.6 million, representing an increase of $9.3 million, or 5.9%, over net sales for the first half of 1998. This increase resulted primarily from increased sales to OEM's of approximately $4.4 million and growth in aftermarket sales of $4.9 million. Aftermarket sales growth resulted primarily from increased sales of towing systems in North America as well as increased sales of roof rack accessories by SportRack International.

                        ADVANCED ACCESSORY SYSTEMS, LLC
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

     Gross Profit. Gross profit for the first half of 1999 was $48.1 million, representing an increase of $5.6 million, or 13.2%, over the gross profit for the first half of 1998. This increase resulted from the increase in net sales and an increase in the gross margin percentage. Gross profit as a percentage of net sales was 28.7% in the first half of 1999 compared to 26.9% in the first half of 1998. The increase in the gross margin percentage is attributable to decreased material costs, primarily in steel purchased for products produced in Europe, and the effect of higher net sales on fixed overhead costs. The gross margin percentage in the second half of 1998 was impacted negatively by low gross profit margins at SportRack International resulting from (i) its entry into new markets, (ii) high development costs and (iii) excess overhead resulting from its start-up phase.


     Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first half of 1999 were $26.4 million, representing an increase of $1.1 million, or 4.4%, over the selling, administrative and product development expenses for the first half of 1998, reflecting the increase in net sales. During the second quarter of 1998 selling, administrative and product development expenses included $614,000 in restructuring charges related to a reassessment of the operations of SportRack International. No restructuring charges have been recorded in 1999. Selling, administrative and product development expenses as a percentage of net sales decreased to 15.8% in the first half of 1999 from 16.0% in the first half of 1998. This decrease is attributable to the restructuring charges for SportRack International during the first half of 1998 offset by higher corporate expenses, including severance compensation recorded during the period related to the departure of the Company's former President and Chief Executive Officer.

     Operating income. Operating income for the first half of 1999 was $20.2 million, an increase of $4.6 million, or 29.8%, over operating income for the first half of 1998 reflecting the increase in net sales. Operating income as a percentage of net sales increased to12.0% in the first half of 1999 from 9.8% in the first half of 1998 reflecting an increase in gross margins, and a decrease in selling, general and product development expenses as a percentage of net sales.

     Interest expense. Interest expense for the first half of 1999 was $8.9 million, a decrease of $698,000, or 7.3%, over interest expense for the first half of 1998. The decrease was primarily due to lower outstanding senior indebtedness attributable to scheduled principal payments made since the first half of 1998 offset by higher average line of credit borrowings during the first half of 1999 as compared with the first half of 1998, and higher interest rates on the Company's variable rate debt.

     Foreign currency loss. Foreign currency loss in the first half of 1999 was $5.6 million, compared to a foreign currency loss of $611,000 in the first half of 1998. The Company's foreign currency loss is primarily related to the Brink which has indebtedness denominated in U.S. Dollars. During the first half of 1999 the U.S. Dollar strengthened significantly in relation to the Dutch Guilder, the functional currency of Brink. At December 31, 1998, the exchange rate of the Dutch Guilder to the U.S. Dollar was 1.88:1, whereas at June 30, 1999 the exchange rate was 2.14:1, or a 13.8% decline in the relative value of the Dutch Guilder. In the first half of 1998, the relationship between the two currencies was less volatile. At December 31, 1997, the exchange rate of the Dutch Guilder to the U.S. Dollar was 2.02:1, whereas at June 30, 1998 the exchange rate was 2.03:1, or a 0.5% decline in the relative value of the Dutch Guilder during the quarter.

     Other expense. In February 1996 the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreement with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. The Company is currently assessing further actions in response to the verdict. During the first half of 1999, the Company increased its estimated accrual for this matter by $2.0 million which charge is included in other expense.

     Benefit for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the first half of 1999, the Company had a loss before income taxes for its taxable subsidiaries totaling $2.0 million and recorded a benefit for income taxes of $131,000. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack International recorded during 1999 and differences in the tax rates of foreign countries. During the first half of 1998, the Company had a loss before income taxes for its taxable subsidiaries totaling $2.3 million and recorded a benefit for income taxes of $757,000.

                        ADVANCED ACCESSORY SYSTEMS, LLC
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

     Net income. Net income for the first half of 1999 was $3.8 million, as compared to net income of $6.1 million in the first half of 1998, a decrease of $2.3 million. The decrease in net income is primarily attributable increased foreign currency loss and the other expense recorded in the first half of 1999 offset by increased operating income and decreased interest expense.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at June 30, 1999 was $185.5 million including current maturities of $7.9 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement ("U.S. Credit Facility").

WORKING CAPITAL AND CASH FLOWS

     Working capital and key elements of the consolidated statement of cash flows are (in thousands):


                                                                                 JUNE 30,   DECEMBER 31,
                                                                                   1999         1998
                                                                                  --------    --------

Working Capital ...............................................................   $ 49,035    $ 49,232

                                                                                        FIRST HALF
                                                                                    1999        1998
                                                                                  --------    --------

Cash flows provided by  operating activities ..................................   $  3,800    $ 12,960

Cash flows (used for) investing activities ....................................   $ (6,100)   $(28,251)

Cash flows (used for) financing activities ....................................   $ (4,688)   $ (3,754)

Working capital

     Working capital decreased by $197,000 to $49.0 million at June 30, 1999 from $49.2 million at December 31, 1998 due to a decrease in cash of $5.2 million, an increase in accounts payable of $10.3 million, an increase in accrued liabilities of $3.9 million, decrease in inventory of $4.3 million and an increase in the current portion of long term debt of $3.3 million. Offsetting these was an increase in accounts receivable of $26.5 million related to an increase in sales in the second quarter of 1999 as compared with the fourth quarter of 1998, primarily in the automotive aftermarket, and the timing of collections of accounts receivable from large customers, primarily OEMs.

     Cash decreased by $5.2 million to $6.1 million at June 30, 1999 from $11.2 million at December 31, 1998 primarily due to cash used for investing and financing activities of $6.1 million and $4.7 million, respectively, partially offset by cash provided by operating activities of $3.8 million. Accounts payable increased primarily due to increased raw material purchases during the second quarter of 1999 as compared with the fourth quarter of 1998 to support higher sales levels. Accrued liabilities increased as a result of the Company's recording of a $2.0 million charge related to an ongoing legal action, as discussed above, the liability recorded for the severance payments to the Company's former President and Chief Executive Officer and an increase of $1.0 million in accrued interest for the Company's Notes as compared with that recorded as of December 31, 1998. The current portion of long term debt increased due to the scheduled commencement of principal payments due under the Company's Acquisition Revolving Note in January 2000 and increased scheduled principal payments during the first half of 2000 as compared with the first half of 1999.

Operating Activities

     Cash flow provided by operating activities for the first half of 1999 was $3.8 million, compared to $13.0 million in the first half of 1998. Cash flow for the first half of 1999 decreased primarily due to the timing of the collection of accounts receivable from large customers, primarily OEM's, and an increase in aftermarket sales which generally have longer collection terms than sales to OEM customers.

                        ADVANCED ACCESSORY SYSTEMS, LLC
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

Investing Activities

     During the first half of 1999 and 1998, investing cash flows include acquisitions of property and equipment of $6.1 million and $5.5 million, respectively and were primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's ability to make capital expenditures is subject to restrictions in the U.S. Credit Facility, including a maximum of $12.5 million of capital expenditures annually.

     Investing cash flows also include cash payments totaling $21.8 million in the first half of 1998 for the acquisitions of Ellebi and Tranfo-Rakzs.

Financing Activities

     During the first half of 1999 and 1998, financing cash flows included payments of principal on the Company's term indebtedness of $5.5 million and $1.8 million, respectively. Distributions to members, representing amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members, were $3.7 million during the first half of 1999 and were not significant during the first half of 1998. Financing cash flows during the first half of 1999 also included net borrowings under the Company's revolving loans of $4.5 million compared with net repayments of $1.9 million during the first half of 1998.

DEBT AND CREDIT SOURCES

     The Company's indebtedness was $185.5 million and $187.5 million at June 30, 1999 and December 31, 1998, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities. As of June 30, 1999, the Company had borrowings of $4.5 million under the revolving credit facilities and had $20.5 million of available borrowing capacity. As of June 30, 1999, the Company was in compliance with the various covenants under the debt agreements pursuant to which it has borrowed or may borrow money and believes the Company will remain in compliance with such covenants in all material respects through the period ending June 30, 2000. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the Revolving Credit Facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

     The Company is exposed to interest rate volatility with regard to variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility. At June 30, 1999 and 1998 the notional value of interest rate swaps was $18.5 million. Under the terms of the interest rate swap agreements, the Company pays a fixed interest rate on the notional principal amount. The effects of interest rate swaps are reflected in interest expense and are not material.

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

     The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain and, Italy. Net sales from international operations during the first half of 1999 were approximately $57.5 million, or 34.3% of the Company's net sales. At June 30, 1999, assets associated with these operations were approximately 42.2% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. Dollar of approximately $21.6 million.

                        ADVANCED ACCESSORY SYSTEMS, LLC
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

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

     The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at June 30, 1999 and does not use derivative financial instruments for trading or speculative purposes.

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

     The Company and each of its operating subsidiaries have substantially completed a Year 2000 readiness programs. The objective of these programs was to have all significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Year 2000 Issue before June 30, 1999.

Project

     Generally each subsidiary's Year 2000 program was divided into three major sections - internal business software and hardware, internal non-financial software and embedded chip technology and external compliance by customers and suppliers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of identified items; (3) repairing or replacing material items that are determined not to be Year 2000 compliant; (4) testing material items; and (5) designing and implementing contingency and business continuation plans for each organization and company location.

     The internal business software and hardware section of the Company's Year 2000 program varied by operating subsidiary and included either the conversion or reprogramming of applications software that was not Year 2000 compliant, the inclusion of acquired companies on the Company's existing Enterprise Resource Planning System (ERP System) or, where available from the supplier, the upgrading of such software to a Year 2000 compliant version.

     The total cost of the Year 2000 program was approximately $935,000 of which approximately $335,000 related to the cost of software modification and approximately $600,000 related to the cost of upgrading existing software to Year 2000 compliant versions. Funds for the program were provided from existing operating budgets for all items and were included in operating expenses as incurred.

     The Company has completed all phases of its Year 2000 plan related to non-financial software, embedded chip technology, and its non-financial systems such as manufacturing equipment, security equipment, etc. Few of these systems were identified as not being in compliance. Accordingly, the cost of achieving Year 2000 compliance for these systems was minimal.

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

                        ADVANCED ACCESSORY SYSTEMS, LLC
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

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

Risks

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in large part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. The Year 2000 program has significantly reduced the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material customers and suppliers. The Company believes that, with the implementation of new business systems and completion of the program, the possibility of significant interruptions of normal operations has been reduced.

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

                         ADVANCED ACCESSORY SYSTEMS, LLC


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable


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




                                           ADVANCED ACCESSORY SYSTEMS, LLC
                                           (Registrant)




Date:      August 5, 1999                  /s/ TERENCE C. SEIKEL
                                           -----------------------------------
                                           Terence C. Seikel
                                           President and Chief Executive Officer
                                           (chief accounting officer
                                            and authorized signatory)

                                 Exhibit Index



Exhibit No.                         Description
-----------                         -----------
    27                           Financial Data Schedule