Form 10-Q
period 1999-09-30
ADVANCED ACCESSORY SYSTEMS LLC
filed 1999-11-15
CIK 1057836

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                to
                                   ----------------  -----------------

                                 --------------


                        COMMISSION FILE NUMBER      333-49011
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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                      INDEX

                                                                                                             Page No.

Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of                                                         1
                September 30, 1999 and December 31, 1998

              Consolidated Condensed Statements of Income                                                         2
                for the Three and Nine Months Ended
                September 30, 1999 and 1998

              Consolidated Condensed Statements of                                                                3
                Cash Flows for the Nine Months
                Ended September 30, 1999 and 1998

              Consolidated Condensed Statement of Changes                                                         4
                in Members' Equity for the Nine Months
                Ended September 30, 1999

              Notes to Consolidated Condensed Financial                                                           5
                Statements

     Item 2.  Management's Discussion and Analysis of                                                            12
                Financial Condition and Results of
                Operations

     Item 3.  Quantitative and Qualitative Disclosures About                                                     19
                Market Risk

Part II.  Other Information and Signature

     Item 1.  Legal Proceedings                                                                                  19

     Item 2.  Changes in Securities                                                                              19

     Item 3.  Defaults Upon Senior Securities                                                                    19

     Item 4.  Submission of Matters to a Vote of                                                                 19
                Security-holders

     Item 5.  Other Information                                                                                  19

     Item 6.  Exhibits and Reports on Form 8-K                                                                   19

     Signature                                                                                                   20



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ADVANCED ACCESSORY SYSTEMS, LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                 September 30,         December 31,
ASSETS                                                                               1999                  1998
Current assets
       Cash                                                                     $      11,179        $       11,240
       Accounts receivable, less reserves
         of $3,593 and $2,766, respectively                                            53,607                40,727
       Inventories
         Finished goods                                                                12,463                12,805
         Work-in-process                                                               11,529                12,707
         Raw materials                                                                 12,039                17,575
                                                                                -------------        --------------
       Total inventory                                                                 36,031                43,087
       Deferred income taxes                                                               20                   280
       Other current assets                                                             4,711                 3,964
                                                                                -------------        --------------
                    Total current assets                                              105,548                99,298

Property and equipment, net                                                            60,869                61,295
Goodwill, net                                                                          82,803                87,079
Other intangible assets, net                                                            5,703                 6,592
Deferred income taxes                                                                   2,300                 1,933
Other noncurrent assets                                                                 2,993                 2,784
                                                                                -------------        --------------
                                                                                $     260,216        $      258,981
                                                                                =============        ==============

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Current maturities of long-term debt                                     $      10,692        $        4,536
       Accounts payable                                                                29,448                23,115
       Accrued liabilities                                                             26,538                21,335
       Deferred income taxes                                                              200                 1,080
                                                                                -------------        --------------
                    Total current liabilities                                          66,878                50,066
                                                                                -------------        --------------

Noncurrent liabilities
       Deferred income taxes                                                            1,376                 1,790
       Other noncurrent liabilities                                                     4,564                 4,581
       Long-term debt, less current maturities                                        169,509               182,988
                                                                                -------------        --------------
                    Total noncurrent liabilities                                      175,449               189,359
                                                                                -------------        --------------

Mandatorily redeemable warrants                                                         4,634                 4,409
                                                                                -------------        --------------

Members' equity
  Class A Units                                                                        18,256                22,276
  Other comprehensive loss                                                             (1,087)                 (615)
  Accumulated deficit                                                                  (3,914)               (6,514)
                                                                                -------------        --------------
                                                                                       13,255                15,147
                                                                                -------------        --------------
                                                                                $     260,216        $      258,981
                                                                                =============        ==============


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                      September 30,
                                                                   1999           1998                1999           1998

Net sales                                                     $      76,019  $      67,486       $     243,626  $      225,765
Cost of sales                                                        56,048         49,833             175,518         165,573
                                                              -------------  -------------       -------------  --------------

       Gross profit                                                  19,971         17,653              68,108          60,192

Selling, administrative and
  product development expenses                                       11,910         12,053              38,329          37,347
Amortization of intangible assets                                       767            833               2,335           2,558
                                                              -------------  -------------       -------------  --------------

       Operating income                                               7,294          4,767              27,444          20,287
                                                              -------------  -------------       -------------  --------------

Other income (expense)
       Interest expense                                              (4,277)        (4,724)            (13,132)        (14,277)
       Foreign currency gain (loss), net                              1,560          7,121              (4,059)          6,510
       Other expense                                                     (2)           (27)             (2,002)            (27)
                                                              -------------  -------------       -------------  --------------
Income before income taxes                                            4,575          7,137               8,251          12,493

Provision for income taxes                                              800          2,344                 931           1,602
                                                              -------------  -------------       -------------  --------------


Net income                                                    $       3,775  $       4,793       $       7,320  $       10,891
                                                              =============  =============       =============  ==============


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                      1999                  1998
CASH FLOWS FROM OPERATING
    ACTIVITIES:
       Net income                                                               $       7,320        $       10,891
       Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                                 10,701                10,957
         Loss on disposal of property and equipment                                        13                    30
         Deferred taxes                                                                (1,105)                  119
         Foreign currency gain (loss)                                                   2,892                (6,510)
         Changes in assets and liabilities, net                                         3,904                 7,019
                                                                                -------------        --------------
         Net cash provided by operating
           activities                                                                  23,725                22,506
                                                                                -------------        --------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisition of property and equipment                                           (9,449)               (7,341)
       Acquisitions, net of cash acquired                                                  --               (22,770)
                                                                                -------------        --------------
         Net cash used for investing activities                                        (9,449)              (30,111)
                                                                                -------------        --------------

CASH FLOWS USED FOR FINANCING
    ACTIVITIES:
       Net increase (reduction) in revolving loan                                          --                (4,472)
       Collection on notes receivable for unit purchase                                    31                    --
       Payments on long-term debt                                                      (5,903)               (2,576)
       Issuance of membership units                                                       748                    27
       Repurchase of membership units                                                  (4,974)                   --
       Distributions to members                                                        (4,720)                 (132)
                                                                                -------------        --------------
         Net cash used for financing activities                                       (14,818)               (7,153)
                                                                                -------------        --------------
       Effect of exchange rate changes                                                    481                   (62)
                                                                                -------------        --------------
       Net decrease in cash                                                               (61)              (14,820)

       Cash at beginning of period                                                     11,240                27,348
                                                                                -------------        --------------
       Cash at end of period                                                    $      11,179        $       12,528
                                                                                =============        ==============

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Other                              Total
                                                             Class A        comprehensive     Accumulated        members'
                                                              Units             loss            deficit           equity
                                                          -------------    -------------     -------------    -------------
Balance at December 31, 1998                              $      22,276    $        (615)    $      (6,514)   $      15,147
Issuance of additional units                                        798               --                --              798
Notes receivable for unit purchase                                  (50)              --                --              (50)
Collection on notes receivable for unit purchase                    431               --                --              431
Repurchase of membership units                                   (4,974)              --                --           (4,974)
Accretion of membership warrants                                   (225)              --                --             (225)
Distributions to members                                             --               --            (4,720)          (4,720)
Currency translation adjustment                                      --             (472)               --             (472)
Net income                                                           --               --             7,320            7,320
                                                          -------------    -------------     -------------    -------------
Balance at September 30, 1999                             $      18,256    $      (1,087)    $      (3,914)   $      13,255
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

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of September 30, 1999 and December 31, 1998 and the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998.

2.       OTHER EXPENSE

         In February 1996, the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3,800 plus interest and reasonable attorney fees. The Company is currently assessing further actions in response to the verdict. During 1999, the Company increased its estimated accrual for this matter by $2,000 which charge is included in other expense.

3.       COMPREHENSIVE INCOME

         Comprehensive income for the three months ended September 30, 1999 and 1998 of $3,876 and $4,917, respectively, and for the nine months ended September 30, 1999 and 1998 of $6,848 and $11,041, respectively, includes reported net income adjusted by the non-cash effect of changes in the cumulative translation adjustment.

4.       RECLASSIFICATIONS

         Certain amounts from the Consolidated Condensed Statement of Income for the nine months ended September 30, 1998 have been reclassified to conform with the presentation adopted at December 31, 1998.

5.       CONDENSED CONSOLIDATING INFORMATION

         On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4 Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. (f.k.a. SportRack International, Inc.) and its subsidiary, and SportRack Automotive GmbH and its subsidiaries. The guarantor and non-guarantor subsidiaries for the three and nine month periods ended September 30, 1999 and 1998 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity, including interest on intercompany debt balances. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that the separate financial statements are not material to investors. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at September 30, 1999.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                -----------   --------------   -------------      -----------   ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   ASSETS
   Current assets
     Cash...................................    $        --     $     4,036      $     7,143      $        --      $   11,179
     Accounts receivable....................             --          34,709           18,898               --          53,607
     Inventories............................             --          14,571           21,460               --          36,031
     Other current assets...................             20           3,441            1,270               --           4,731
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............             20          56,757           48,771               --         105,548
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          31,650           29,219               --          60,869
   Goodwill, net............................          1,075          57,640           24,088               --          82,803
   Intangible assets, net...................          4,500             240              963               --           5,703
   Deferred income taxes and other
     noncurrent assets......................             93           2,209            2,991               --           5,293
   Investment in subsidiaries...............         43,919           9,955               --          (53,874)             --
   Intercompany notes receivable............        103,080              --               --         (103,080)             --
                                               ------------     -----------      -----------      -----------      ----------
          Total Assets......................   $    152,687     $   158,451      $   106,032      $  (156,954)     $  260,216
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBER'S
     EQUITY
   Current liabilities
     Current maturities of long-term debt...  $          --     $        --      $    10,692      $        --      $   10,692
     Accounts payable.......................             --          21,055            8,393               --          29,448
     Accrued liabilities and deferred
       income taxes.........................          7,777           8,085           10,876               --          26,738
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........          7,777          29,140           29,961               --          66,878
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities.................          1,453             966            3,521               --           5,940
   Long-term debt, less current maturities..        124,592              --           44,917               --         169,509
   Intercompany debt........................             --          65,225           37,855         (103,080)             --
   Mandatorily redeemable warrants..........          4,634              --               --               --           4,634
   Members' equity..........................         14,231          63,120          (10,222)         (53,874)         13,255
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity............................   $    152,687     $   158,451      $   106,032       $ (156,954)     $  260,216
                                               ============     ===========      ===========       ==========      ==========


                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                -----------   --------------   -------------     ------------   -------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   ASSETS
   Current assets
     Cash...................................    $        --   $       5,636      $     5,604      $        --      $   11,240
     Accounts receivable....................             --          28,437           12,290               --          40,727
     Inventories............................             --          15,630           27,457               --          43,087
     Other current assets...................              4           2,687            1,553               --           4,244
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............              4          52,390           46,904               --          99,298
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          28,416           32,879               --          61,295
   Goodwill, net............................          1,105          59,261           26,713               --          87,079
   Intangible assets, net...................          4,846             300            1,446               --           6,592
   Deferred income taxes and other
     noncurrent assets......................             28           2,285            2,404               --           4,717
   Investment in subsidiaries...............         34,373          10,022               --          (44,395)             --
   Intercompany notes receivable............        109,300              --               --         (109,300)             --
                                               ------------     -----------      -----------      ------------     ----------
          Total Assets......................   $    149,656     $   152,674      $   110,346      $  (153,695)     $  258,981
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
                                               ============     ===========      ===========      ===========      ==========


                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                 ----------    ------------    -------------      -----------   -------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   51,085     $    24,934        $       --      $   76,019
   Cost of sales............................             --          38,828          17,220                --          56,048
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          12,257           7,714                --          19,971
   Selling, administrative and product
     development expenses...................            394           5,937           5,579                --          11,910
   Amortization of intangible assets........              9             543             215                --             767
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (403)          5,777           1,920                --           7,294
   Interest expense.........................            746           1,715           1,816                --           4,277
   Equity in income (loss) of subsidiaries..          4,662              --              --            (4,662)             --
   Foreign currency (gain) loss.............             --              --          (1,560)               --          (1,560)
   Other income (expense)...................             --              --              (2)               --              (2)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          3,513           4,062           1,662            (4,662)          4,575
   Provision (benefit) for income taxes.....             --              --             800                --             800
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    3,513      $    4,062     $       862        $   (4,662)     $    3,775
                                                 ==========      ==========     ===========        ==========      ==========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                 ----------    ------------    ------------       -----------   ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   43,922     $    23,564        $       --      $   67,486
   Cost of sales............................             --          33,477          16,356                --          49,833
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          10,445           7,208                --          17,653
   Selling, administrative and product
     development expenses...................            254           5,932           5,867                --          12,053
   Amortization of intangible assets........             10             543             280                --             833
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (264)          3,970           1,061                --           4,767
   Interest expense.........................            891           1,717           2,116                --           4,724
   Equity in income (loss) of subsidiaries            5,948              --              --            (5,948)             --
   Foreign currency gain (loss).............             --              --           7,121                --           7,121
   Other income (expense)...................             --             (25)             (2)               --             (27)
                                                 ----------      ----------     -----------        ----------      ----------
   Income before income taxes...............          4,793           2,228           6,064            (5,948)          7,137
   Provision for income taxes...............             --              --           2,344                --           2,344
                                                 ----------      ----------     -----------        ----------      ----------
   Net income...............................     $    4,793      $    2,228     $     3,720        $   (5,948)     $    4,793
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                 GUARANTOR     NON-GUARANTOR      ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                  -------      ------------    ------------       -----------   ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $  161,235     $    82,391        $       --      $  243,626
   Cost of sales............................             --         120,254          55,264                --         175,518
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          40,981          27,127                --          68,108
   Selling, administrative and product
     development expenses...................          1,899          18,978          17,452                --          38,329
   Amortization of intangible assets........             29           1,641             665                --           2,335
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................         (1,928)         20,362           9,010                --          27,444
   Interest expense.........................          3,181           4,668           5,283                --          13,132
   Equity in income (loss) of subsidiaries..         14,429              --              --           (14,429)             --
   Foreign currency (gain) loss.............             --              --           4,059                --           4,059
   Other income (expense)...................         (2,000)             --              (2)               --          (2,002)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          7,320          15,694            (334)          (14,429)          8,251
   Provision (benefit) for income taxes.....             --              --             931                --             931
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    7,320      $   15,694     $    (1,265)       $  (14,429)     $    7,320
                                                 ==========      ==========     ===========        ==========      ==========




                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                 GUARANTOR     NON-GUARANTOR      ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                  -------      ------------    ------------       -----------   ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $  146,842     $    78,923        $       --      $  225,765
   Cost of sales............................             --         110,298          55,275                --         165,573
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          36,544          23,648                --          60,192
   Selling, administrative and product
     development expenses...................            582          17,534          19,231                --          37,347
   Amortization of intangible assets........             30           1,629             899                --           2,558
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (612)         17,381           3,518                --          20,287
   Interest expense.........................          2,666           5,396           6,215                --          14,277
   Equity in income (loss) of subsidiaries           14,184              --             --            (14,184)             --
   Foreign currency gain (loss).............             --              --           6,510                --           6,510
   Other income (expense)...................             --             (25)             (2)               --             (27)
                                                 ----------      ----------     -----------        ----------      ----------
   Income before income taxes...............         10,906          11,960           3,811           (14,184)         12,493
   Provision for income taxes...............             15              --           1,587                --           1,602
                                                 ----------      ----------     -----------        ----------      ----------
   Net income...............................     $   10,891      $   11,960     $     2,224        $  (14,184)     $   10,891
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                 GUARANTOR     NON-GUARANTOR      ELIMINATIONS/
                                                    ISSUERS    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                    -------    ------------    ------------       -----------   ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities..............................    $       --     $  20,034       $    3,691         $       --     $   23,725
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --        (6,598)          (2,851)                --         (9,449)
                                                 ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities            --        (6,598)          (2,851)                --         (9,449)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt.............         8,915       (10,316)           6,121             (4,720)            --
     Increase (decrease) in revolving loan...            --            --               --                 --             --
     Collection on notes receivable for unit
       purchase..............................            31            --               --                 --             31
     Repayment of debt.......................            --            --           (5,903)                --         (5,903)
     Issuance of membership units............           748            --               --                 --            748
     Repurchase of membership units..........        (4,974)           --               --                 --         (4,974)
     Distributions to members................        (4,720)       (4,720)              --              4,720         (4,720)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash used for financing
         activities..........................            --       (15,036)             218                 --        (14,818)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........            --            --              481                 --            481
                                                 ----------     ---------       ----------         ----------      ---------
   Net increase (decrease) in cash...........            --        (1,600)           1,539                 --            (61)
   Cash at beginning of period...............            --         5,636            5,604                 --         11,240
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $       --     $   4,036       $    7,143         $       --     $   11,179
                                                 ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                GUARANTOR      NON-GUARANTOR      ELIMINATIONS/
                                                  ISSUERS     SUBSIDIARIES     SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                 ----------   ------------     -------------      ------------- ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by operating
     activities..............................    $      419     $  15,253       $    6,834         $       --     $   22,506
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows used for investing activities:
     Acquisition of property and
       equipment.............................            --        (4,800)          (2,541)                --         (7,341)
     Acquisitions, net of cash acquired......            --            --          (22,770)                --        (22,770)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash used for investing activities            --        (4,800)         (25,311)                --        (30,111)
                                                 ----------     ----------      ----------         ----------     ----------
   Cash flows from (used for) financing activities:
     Change in intercompany debt.............         1,586        (7,303)           5,849               (132)            --
     Net reduction in revolving loan.........        (1,900)           --           (2,572)                --         (4,472)
     Repayment of debt.......................            --            --           (2,576)                --         (2,576)
     Issuance of membership units............            27            --               --                 --             27
     Distributions to members................          (132)         (132)              --                132           (132)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities................          (419)       (7,435)             701                 --         (7,153)
                                                 -----------    ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........            --            --              (62)                --            (62)
                                                -----------     ---------       ----------         ----------      ---------
   Net increase (decrease) in cash...........            --         3,018          (17,838)                --        (14,820)
   Cash at beginning of period...............            --         2,217           25,131                 --         27,348
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $       --     $   5,235       $    7,293         $       --     $   12,528
                                                 ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS FOR THE THREE AND NINE
                         MONTHS ENDED SEPTEMBER 30, 1999


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

         Two smaller acquisitions were completed in July 1997 by a subsidiary of SportRack, SportRack Accessories, Inc (f.k.a SportRack International Inc.) (SportRack Accessories). SportRack Accessories acquired from Bell Sports Corporation the net assets of its sportrack division, a Canadian supplier of rack systems and accessories to the automotive aftermarket. SportRack Accessories also acquired the capital stock of Nomadic Sports, Inc., a Canadian supplier of rack systems and accessories to the automotive OEM market and aftermarket.

         In January 1998, the Company through Brink, acquired the net assets of the towbar segment Ellebi S.p.A., an Italian supplier of towing systems to the automotive OEM market and aftermarket.

         In February 1998, the Company through SportRack Accessories, Inc., acquired the net assets of Transfo-Rakzs, a Canadian supplier of rear hitch rack carrying systems and related products to the automotive aftermarket.

         In each instance, the acquisition was accounted for in accordance with the purchase method of accounting and the operating results of the acquired company have been included in the Company's consolidated financial statements since the date of the respective acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

         Net Sales. Net sales for the third quarter of 1999 were $76.0 million, representing an increase of $8.5 million, or 12.6%, over net sales for the third quarter of 1998. This increase resulted from increased sales to OEM's of approximately $5.9 million and increased aftermarket sales of $2.6 million. Increased OEM sales are attributable to higher production volumes by the OEM's on the Company's existing programs. Increases in aftermarket sales are primarily attributable to new customers in the retail market and new business with an existing customer in the installer business. Offsetting the Company's increased sales volume is a decrease of approximately $1.5 million related to the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS FOR THE THREE AND NINE
                         MONTHS ENDED SEPTEMBER 30, 1999

         Gross Profit. Gross profit for the third quarter of 1999 was $20.0 million, representing an increase of $2.3 million, or 13.1%, over the gross profit for the third quarter of 1998. This increase resulted from the increase in net sales. Gross profit as a percentage of net sales was 26.3% in the third quarter of 1999 compared to 26.2% in the third quarter of 1998.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the third quarter of 1999 were $11.9 million, representing a decrease of $143,000, or 1.2%, over the selling, administrative and product development expenses for the third quarter of 1998. Selling, administrative and product development expenses as a percentage of net sales decreased to 15.7% in the third quarter of 1999 from 17.9% in the third quarter of 1998. This decreased is primarily the result of higher net sales on fixed costs and decreased selling, administrative and product development expenses of SportRack Accessories resulting from the restructuring of the subsidiary's operations during the fourth quarter of 1998.

         Operating income. Operating income for the third quarter of 1999 was $7.3 million, an increase of $2.5 million, or 53.5%, over operating income for the third quarter of 1998 reflecting the increase in net sales. Operating income as a percentage of net sales increased to 9.6% in the third quarter of 1999 from 7.1% in the third quarter of 1998 reflecting an increase in gross profit, and a decrease in selling, general and product development expenses as a percentage of net sales.

         Interest expense. Interest expense for the third quarter of 1999 was $4.3 million, a decrease of $447,000, or 9.5%, over interest expense for the third quarter of 1998. The decrease was primarily due to lower outstanding senior indebtedness attributable to scheduled principal payments made since the third quarter of 1998 offset by higher average line of credit borrowings during the third quarter of 1999 as compared with the third quarter of 1998, and higher interest rates on the Company's variable rate debt.

         Foreign currency gain. Foreign currency gain in the third quarter of 1999 was $1.6 million, compared to a gain of $7,1 million in the third quarter of 1998. The Company's foreign currency gain is primarily related to Brink which has indebtedness denominated in U.S. Dollars. During the third quarter of 1999 the U.S. Dollar weakened in relation to the Dutch Guilder, the functional currency of Brink. At June 30, 1999, the exchange rate of the Dutch Guilder to the U.S. Dollar was 2.14:1, whereas at September 30, 1999 the exchange rate was 2.07:1, or a 3.3% increase in the relative value of the Dutch Guilder. In the third quarter of 1998, the relationship between the two currencies was more volatile. At June 30, 1998, the exchange rate of the Dutch Guilder to the U.S. Dollar was 2.03:1, whereas at September 30, 1998 the exchange rate was 1.84:1, or a 9.4% increase in the relative value of the Dutch Guilder during the quarter.

         Provision for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the third quarter of 1999, the Company had income before income taxes for its taxable subsidiaries totaling $1.7 million and recorded a provision for income taxes of $800,000. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories recorded during 1999, non-deductible goodwill and differences in the tax rates of foreign countries. During the third quarter of 1998, the Company had a income before income taxes for its taxable subsidiaries totaling $6.1 million and recorded a provision for income taxes of $2.3 million.

         Net income. Net income for the third quarter of 1999 was $3.7 million, as compared to net income of $4.8 million in the third quarter of 1998, an increase of $1.0 million. The change in net income is primarily attributable to increased operating income, decreased interest expense and decreased provision for income taxes offset by a decrease in foreign currency gain in the third quarter of 1999 compared with the foreign currency gain during the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

         Net Sales. Net sales for the first nine months of 1999 were $243.6 million, representing an increase of $17.9 million, or 7.9%, over net sales for the first nine months of 1998. This increase resulted from increased sales to OEM's of approximately $11.4 million and growth in aftermarket sales of $6.5 million. Increased OEM sales are attributable to higher production volumes by the OEM's on the Company's existing programs. Aftermarket sales growth resulted primarily from increased sales of towing systems in North America as well as increased sales of roof rack accessories by SportRack Accessories. Offsetting the Company's increased sales volume is a decrease of approximately $2.4 million related to the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries.

         Gross Profit. Gross profit for the first nine months of 1999 was $68.1 million, representing an increase of $7.9 million, or 13.2%, over the gross profit for the first nine months of 1998. This increase resulted from the increase in net sales and an increase in the gross margin percentage. Gross profit as a percentage of net sales was 28.0% in the first nine months of 1999 compared to 26.7%

                         ADVANCED ACCESSORY SYSTEMS, LLC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS FOR THE THREE AND NINE
                         MONTHS ENDED SEPTEMBER 30, 1999

in the first nine months of 1998. The increase in the gross margin percentage is attributable to decreased material costs, primarily in steel purchased for products produced in Europe, and the effect of higher net sales on fixed overhead costs. The gross margin percentage in the first nine months of 1998 was impacted negatively by low gross profit margins at SportRack Accessories resulting from (i) its entry into new markets, (ii) high development costs and
(iii) excess overhead resulting from its start-up phase.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first nine months of 1999 were $38.3 million, representing an increase of $982,000, or 2.6%, over the selling, administrative and product development expenses for the first nine months of 1998, reflecting the increase in net sales. During the third quarter of 1998 selling, administrative and product development expenses included $614,000 in restructuring charges related to a reassessment of the operations of SportRack Accessories. No restructuring charges have been recorded in 1999. Selling, administrative and product development expenses as a percentage of net sales decreased to 15.7% in the first nine months of 1999 from 16.5% in the first nine months of 1998. This decrease is attributable to the restructuring charges for SportRack Accessories during the first nine months of 1998 offset by higher corporate expenses, including severance compensation recorded during the first quarter of 1999 related to the departure of the Company's former President and Chief Executive Officer.

         Operating income. Operating income for the first nine months of 1999 was $27.4 million, an increase of $7.2 million, or 35.3%, over operating income for the first nine months of 1998 reflecting the increase in net sales. Operating income as a percentage of net sales increased to 11.3% in the first nine months of 1999 from 9.0% in the first nine months of 1998 reflecting an increase in gross margins, and a decrease in selling, general and product development expenses as a percentage of net sales.

         Interest expense. Interest expense for the first nine months of 1999 was $13.1 million, a decrease of $1.1 million, or 8.0%, over interest expense for the first nine months of 1998. The decrease was primarily due to lower outstanding senior indebtedness attributable to scheduled principal payments made since the first nine months of 1998 offset by higher average line of credit borrowings during the first nine months of 1999 as compared with the first nine months of 1998, and higher interest rates on the Company's variable rate debt.

         Foreign currency loss. Foreign currency loss in the first nine months of 1999 was $4.1 million, compared to a foreign currency gain of $6.5 million in the first nine months of 1998. The Company's foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. Dollars. During the first nine months of 1999 the U.S. Dollar strengthened significantly in relation to the Dutch Guilder, the functional currency of Brink. At December 31, 1998, the exchange rate of the Dutch Guilder to the U.S. Dollar was 1.88:1, whereas at September 30, 1999 the exchange rate was 2.07:1, or a 10.1% decline in the relative value of the Dutch Guilder. At December 31, 1997, the exchange rate of the Dutch Guilder to the U.S. Dollar was 2.02:1, whereas at September 30, 1998 the exchange rate was 1.84:1, or a 8.9% increase in the relative value of the Dutch Guilder during the quarter.

         Other expense. In February 1996 the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreement with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. The Company is currently assessing further actions in response to the verdict. During the first nine months of 1999, the Company increased its estimated accrual for this matter by $2.0 million which charge is included in other expense.

         Provision for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the first nine months of 1999, the Company had a loss before income taxes for its taxable subsidiaries totaling $334,000 and recorded a provision for income taxes of $931,000. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories recorded during 1999, non-deductible goodwill and differences in the tax rates of foreign countries. During the first nine months of 1998, the Company had a income before income taxes for its taxable subsidiaries totaling $3.8 million and recorded a provision for income taxes of $1.6 million.

         Net income. Net income for the first nine months of 1999 was $7.3 million, as compared to net income of $10.9 million in the first nine months of 1998, a decrease of $3.6 million. The decrease in net income is primarily attributable a foreign currency loss in the first nine months of 1999 compared with a foreign currency gain in the first nine months of 1998 and the other expense recorded in the first nine months of 1999 offset by increased operating income and decreased interest expense.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at September 30, 1999 was $180.2 million including current maturities of $10.7 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Third Amended and Restated Credit Agreement ("U.S. Credit Facility").

WORKING CAPITAL AND CASH FLOWS

         Working capital and key elements of the consolidated statement of cash flows are (in thousands):

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                1999              1998
                                                                           ---------------   ----------------
                 Working Capital........................................       $ 38,670          $ 49,232

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 1999              1998
                                                                           ---------------   ----------------
                 Cash flows provided by operating activities............       $ 23,725          $ 22,506

                 Cash flows (used for) investing activities.............       $ (9,449)         $(30,111)

                 Cash flows (used for) financing activities.............       $(14,818)         $ (7,153)


Working capital

         Working capital decreased by $12.4 million to $38.7 million at September 30, 1999 from $49.2 million at December 31, 1998 due to an increase in accounts payable of $6.8 million, an increase in accrued liabilities of $6.7 million, decrease in inventory of $5.4 million and an increase in the current portion of long term debt of $6.2 million. The declining value of foreign currencies further reduced the working capital of the Company's foreign subsidiaries by $1.8 million during the period. Offsetting these was an increase in accounts receivable of $13.6 million.

         Accrued liabilities increased as a result of the Company's recording of a $2.0 million charge related to an ongoing legal action, as discussed above, the liability recorded for the severance payments to the Company's former President and Chief Executive Officer and an increase of $3.0 million in accrued interest for the Company's Notes as compared with that recorded as of December 31, 1998. Accounts payable increased primarily due to increased raw material purchases during the third quarter of 1999 as compared with the fourth quarter of 1998 to support higher sales levels. Inventory decreased primarily due to management's focus during the year to reduce the inventory levels of recently acquired companies. The current portion of long term debt increased due to the scheduled commencement of principal payments due under the Company's Acquisition Revolving Note in January 2000 and increased scheduled principal payments during the first nine months of 2000 as compared with the first nine months of 1999. The increase in accounts receivable is related to an increase in sales in the third quarter of 1999 as compared with the fourth quarter of 1998, primarily in the automotive aftermarket, and the timing of collections of accounts receivable from large customers, primarily OEMs.

Operating Activities

         Cash flow provided by operating activities for the first nine months of 1999 was $23.7 million, compared to $22.5 million in the first nine months of 1998. Cash flow increased primarily due to increased operating profit offset by increases in accounts receivable due to the timing of the collection of accounts receivable from large customers, primarily OEM's, and an increase in aftermarket sales which generally have longer collection terms than sales to OEM customers.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999


Investing Activities

         During the first nine months of 1999 and 1998, investing cash flows include acquisitions of property and equipment of $9.4 million and $7.3 million, respectively and were primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's ability to make capital expenditures is subject to restrictions in the U.S. Credit Facility, including a maximum of $12.5 million of capital expenditures annually.

         Investing cash flows also include cash payments totaling $22.8 million in the first nine months of 1998 for the acquisitions of Ellebi and Tranfo-Rakzs.

Financing Activities

         During the first nine months of 1999 and 1998, financing cash flows included payments of principal on the Company's term indebtedness of $5.9 million and $2.6 million, respectively. Distributions to members, representing amounts sufficient to meet the tax liability on the Company's domestic taxable income, which accrues to individual members, were $4.7 million during the first nine months of 1999 and were not significant during the first nine months of 1998. Financing cash flows during the first nine months of 1999 also included the repurchase of membership units owned by the Company's former president totaling $4.2 million net of proceeds from the exercise of unit purchase options.

DEBT AND CREDIT SOURCES

         The Company's indebtedness was $180.2 million and $187.5 million at September 30, 1999 and December 31, 1998, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities. As of September 30, 1999, the Company had no borrowings under its revolving credit facilities and had $25.0 million of available borrowing capacity. As of September 30, 1999, the Company was in compliance with the various covenants under the debt agreements pursuant to which it has borrowed or may borrow money and believes the Company will remain in compliance with such covenants in all material respects through the period ending September 30, 2000. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the Revolving Credit Facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

         The Company is exposed to interest rate volatility with regard to variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility. At September 30, 1999 and 1998 the notional value of interest rate swaps was $18.5 million. Under the terms of the interest rate swap agreements, the Company pays a fixed interest rate on the notional principal amount. The effects of interest rate swaps totaling $196,000 and $73,000 are reflected in interest expense.

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

         The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain and, Italy. Net sales from international operations during the first nine months of 1999 were approximately $79.9 million, or 35.0% of the Company's net sales. At September 30, 1999, assets associated with these operations were approximately 57.1% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. Dollar of approximately $21.0 million.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999


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

         The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at September 30, 1999 and does not use derivative financial instruments for trading or speculative purposes.

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

         The Company and each of its operating subsidiaries each have completed Year 2000 readiness programs. The objective of these programs was to have all significant business systems, including those that affect facilities and manufacturing activities, functioning properly with respect to the Year 2000 Issue before June 30, 1999.

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

                         ADVANCED ACCESSORY SYSTEMS, LLC
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999


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

Risks

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in large part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. The Year 2000 program has significantly reduced the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material customers and suppliers. The Company believes that, with the implementation of new business systems and completion of the program, the possibility of significant interruptions of normal operations has been significantly reduced.

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

         In September 1999, the Emerging Issues Task Force issued ("EITF") issued Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF Issue No. 99-5 will require the company to expense design and development costs related to long term supply arrangements as incurred unless the customer contractually guarantees reimbursement, capitalize molds, tools and dies for which title is held by the supplier, subject to an impairment test. Additionally, molds, tools and dies for which title is held by the customer are to be expensed as incurred unless the long term supply arrangement explicitly provides the suppler with the non-cancelable right to use such molds, tools and dies during the course of the supply arrangement. This pronouncement is effective on a prospective basis for costs incurred after December 31, 1999. The Company is completing an analysis of the issue which is not expected to have a material impact on the Company's results of operations.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security-holders

         None

Items 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits


         EXHIBIT NUMBER                       DESCRIPTION
         --------------                       -----------
            3.2                 Third Amended and Restated Operating Agreement
            3.3                 Bylaws of Advanced Accessory Systems, LLC
            3.4                 Third Amended and Restated Members' Agreement
                                Dated as of September 30, 1999 among Advanced
                                Accessory Systems, LLC, and the Members
                                that are parties hereto.
            3.5                 Amended and Restated Members' Agreement dated as of
                                September 30, 1999, among AAS Holdings, LLC, CB
                                Capital Investors, L.P. and MascoTech, Inc.
            10.9                Amended and Restated Employment Agreement dated as of
                                September 30, 1999, between SportRack, LLC and Richard
                                E. Borghi
            10.13               Amended and Restated Employment Agreement dated as of
                                September 30, 1999, between Advanced Accessory
                                Systems, LLC, and Terence C. Seikel
            27                  Financial Data Schedule

(b)      Reports on Form 8-K


         On April 22, 1999, the Company filed a report on Form 8-K to announce the appointment of Terence C. Seikel and Richard E. Borghi to the Board of Managers and as President and Chief Executive Officer of the Company and President of SportRack, respectively. Also announced was the termination of Marshall D. Gladchun, as President and Chief Executive Officer of the Company and as Board Member.

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




                                          ADVANCED ACCESSORY SYSTEMS, LLC
                                          (Registrant)




Date:  November 15, 1999                  /s/ TERENCE C. SEIKEL
                                          --------------------------------------
                                          Terence C. Seikel
                                          President and Chief Executive Officer
                                          (chief accounting officer
                                          and authorized signatory)

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------
    3.2                 Third Amended and Restated Operating Agreement
    3.3                 Bylaws of Advanced Accessory Systems, LLC
    3.4                 Third Amended and Restated Members' Agreement
                        Dated as of September 30, 1999 among Advanced
                        Accessory Systems, LLC, and the Members
                        that are parties hereto.
    3.5                 Amended and Restated Members' Agreement dated as of
                        September 30, 1999, among AAS Holdings, LLC, CB
                        Capital Investors, L.P. and MascoTech, Inc.
    10.9                Amended and Restated Employment Agreement dated as of
                        September 30, 1999, between SportRack, LLC and Richard
                        E. Borghi
    10.13               Amended and Restated Employment Agreement dated as of
                        September 30, 1999, between Advanced Accessory
                        Systems, LLC, and Terence C. Seikel
    27                  Financial Data Schedule