Form 10-K
period 1999-12-31
ADVANCED ACCESSORY SYSTEMS LLC
filed 2000-03-22
CIK 1057836

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM                   TO
                                   ------------------  ------------------
                         COMMISSION FILE NUMBER       333-49011
                                                 --------------------

                     [ADVANCED ACCESSORY SYSTEMS, LLC LOGO]

                         ADVANCED ACCESSORY SYSTEMS, LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                   13-3848156
              --------                                   ----------
    (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

12900 HALL ROAD, SUITE 200, STERLING HEIGHTS, MI                48313
------------------------------------------------                -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (810) 997-2900

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         The aggregate fair market value of the registrant's Class A Units held by non-affiliates of the registrant as of March 17, 2000, based upon the good faith determination of the Board of Managers was approximately $22,291,000. For purposes of this disclosure, shares of Class A Units held by persons who hold more than 5% of the outstanding Class A Units and Class A Units held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

         The number of the registrant's Class A Units, outstanding at March 17, 2000 was 15,869.
                       Documents Incorporated by Reference
                                      None
================================================================================

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS





                                     PART I
         Item 1.  BUSINESS.................................................................................1

         Item 2.  PROPERTIES...............................................................................9

         Item 3.  LEGAL PROCEEDINGS.......................................................................10

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................10


                                     PART II

         Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  MEMBERS' MATTERS........................................................................10

         Item 6.  SELECTED HISTORICAL FINANCIAL DATA......................................................11

         Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.....................................................13

         Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................21

         Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................21

         Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................49


                                    PART III

         Item 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................49

         Item 11. EXECUTIVE COMPENSATION..................................................................50

         Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..............................................................................52

         Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................53


                                     PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K................................................................................54

         SIGNATURES.......................................................................................57


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

                                     PART I

ITEM 1.    BUSINESS

GENERAL

    Advanced Accessory Systems, LLC (together with its subsidiaries, the "Company" or "AAS") is one of the world's largest suppliers of towing and rack systems and related accessories for the automotive original equipment manufacturer ("OEM") market and the automotive aftermarket. The Company's products include a complete line of towing systems including accessories such as trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins. The Company's broad offering of rack systems includes fixed and detachable racks and accessories which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards and sailboards. The Company's products are sold as standard accessories or options for a variety of light vehicles. In 1999, the Company estimates that more than 50% of its net sales were generated from products sold for light trucks. For the year ended December 31, 1999, the Company's net sales and EBITDA, as adjusted, were $311.7 million and $46.5 million, respectively.

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

    In January 1998, the Company through Brink, acquired (the "Ellebi Acquisition") the net assets of the towbar segment of Ellebi S.p.A. ("Ellebi"). Ellebi is an Italian supplier of towing systems to the automotive OEM market and aftermarket.

    In February 1998, the Company through SportRack International, acquired (the "Tranfo-Rakzs Acquisition") the net assets of Transfo-Rakzs, Inc.
("Transfo-Rakzs"). Transfo-Rakzs is a Canadian supplier of rear hitch rack carrying systems and related products to the automotive aftermarket.

    In February 2000, the Company through Valley, acquired the net assets of Titan Industries, Inc. ("Titan"). Titan is a North American Supplier of trailer balls and other towing related accessories to the automotive aftermarket.

PRODUCTS

    The principal product lines of the Company are towing systems and rack systems and accessories. In 1999, towing systems and towing accessories constituted approximately 60% and rack systems and rack accessories constituted approximately 40% of the Company's net sales. The Company believes it offers a more comprehensive product line than any of its competitors. The Company has devoted considerable resources to the engineering and designing of its products and, as a result, considers itself a market leader in the research and new product development of towing systems and rack systems.

    Towing Systems. The Company designs, manufactures and supplies towing systems to automotive OEMs and the automotive aftermarket which fit almost every light vehicle produced in North America and Europe. In the aggregate, the Company supplies over 2,000 different towing systems, as well as a line of towing accessories.

    The Company's towing systems sold in Europe are installed primarily on passenger cars. The Company's primary product within the European market is the fixed ball towbar that is specifically designed to be mounted on a particular car model in accordance with the OEM's specified mounting points. The Company also markets sophisticated detachable ball systems which are popular with owners of more expensive cars or cars on which the license plate would otherwise be blocked by a fixed ball towbar. The Company's towing systems sold in Europe currently undergo rigorous safety testing in order to satisfy European Community ("EC") regulatory standards.

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

    The Company also offers a line of towing accessories, including trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins.

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

    Most of the fixed rack systems sold by the Company are composed of side rails which run along both sides of the vehicle's roof, feet which mount the side rails to the vehicle's roof, and cross rails which run between the side rails. Cross rails, which are attached to the side rails with stanchions, are typically movable and can be used to carry a load. The Company uses advanced materials such as lightweight, high strength plastics and roll formed aluminum to develop durable rack systems that optimize vehicle performance. Many of these products incorporate innovative features such as push button and pull lever stanchions, which allow easy movement of the cross rails to accommodate various size loads. These rack systems are utilized on a large number of light trucks, including Jeep Grand Cherokee and Cherokee, DaimlerChrysler minivans, Dodge Durango, GM Suburban, Tahoe and Yukon and Mercedes Benz M-Class.

    Detachable Rack Systems. The Company supplies a full line of detachable roof rack systems for distribution in both the automotive and sporting accessory aftermarkets. A detachable rack system typically consists of cross rails which are attached to the roof of a vehicle by removable mounting clips.

    Rack System Accessories. The Company designs and manufactures lifestyle accessories for distribution in both the automotive and sporting accessory aftermarkets. These accessories typically attach to the Company's towing systems or rack systems and are used for carrying items such as bicycles, skis, luggage, surfboards and sailboards.

 CUSTOMERS AND MARKETING

    Management believes that the Company has strong and diverse industry relationships which are based on its reputation for high service levels, strong technical support, innovative product development, high quality and competitive pricing. Sales to OEM and aftermarket customers represented approximately 67% and 33% of the Company's net sales, respectively, in 1999. In addition, sales to DaimlerChrysler and General Motors were approximately 36% and 12%, respectively, of the Company's aggregate net sales in 1999.

    Automotive OEMs. The Company obtains most of its new orders through a presourcing process by which the customer invites one or a few preferred suppliers to design and manufacture a component or system that meets certain price, timing, functional and aesthetic parameters. Upon selection at the development stage, the Company and the customer typically agree to cooperate in developing the product to meet the specified parameters. Upon completion of the development stage and the award of the manufacturing business, the Company receives a purchase order that covers parts to be supplied for a particular car model. Such supply arrangements typically involve annual renewals of the purchase order over the life of the model, which is generally four to six years. In addition, the Company enters into long-term contracts with certain OEM customers which require the Company to make annual price reductions. The Company also competes to supply parts for successor models even though the Company may currently supply parts on the predecessor model. Sales to OEMs are made directly by the Company's internal sales staff and outside sales representatives.

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


                                                                                             AWARDED BUSINESS ON
                PRODUCT          OEM CUSTOMER              1999 PRODUCTION(A)                FUTURE PRODUCTION(B)
           ---------------    ------------------  ------------------------------------   -------------------------------
           Towing Systems     DaimlerChrysler     Cherokee, Grand Cherokee, Caravan,     Cherokee, Plymouth, PT Cruiser
                                                  Voyager, Town & Country, Ram           Prowler, Ram Van, 300M, Voyager
                                                  Pick-up,                               Stratus, Sebring
                                                  Dakota, Wrangler, Durango, Neon        Frontera, Corsa, Arena (van),
                              General Motors      CK Pick-up, ML Van, S-10               Vectra
                                                  Blazer, APV Vans, Bravada,
                                                  Jimmy, Geo Tracker, Blazer,
                                                  Corsa, Astra (hatchback),
                                                  Astra (Sedan), Astra (Station
                                                  wagon), Calibra, Vectra
                                                  (Hatchback), Vectra (Sedan),
                                                  Vectra (Station wagon), Omega
                                                  (Sedan), Omega (Station
                                                  wagon), Campo, Frontera,
                                                  Monterey, Zafira
                              Ford                Expedition, Explorer, Ranger, Focus    Focus Wagon, Ranger, Escape,
                                                  Aerostar Minivan, Mercury Villager,    Mondeo, Explorer
                                                  Windstar Minivan, Navigator, Fiesta,
                                                  Escort (all models), Mondeo, Mondeo
                                                  (Wagon), Scorpio (Sedan), Scorpio
                                                  (Wagon), Maverick, Transit
                              Renault             Laguna (Station wagon), Laguna,        Laguna, Matra
                              Isuzu               Rodeo, Trooper
                              Toyota              4-Runner, Land Cruiser, RAV4, Lexus,   Lexus LS400, Landcrusier pick-up
                                                  646T, 477T, 860T, Corolla, Corolla     Previa, RAV 4, 355N
                                                  Wagon Camry, Hi-Lux, Picnic, Previa,
                                                  Carina Hi-Ace, Celica, Yaris Verso
                              Nissan              Pathfinder, Pick-up, Quest, Infiniti   Primera, Primera Wagon,
                                                  Vehicle, QW Truck, Micra, Sunny        Patrol, Terrano, MPV, Micra
                                                  Almera, Primera, Maxima, King Cab,     Almera, Almera MPV, Tino MPV
                                                  Terrano, Mavric, Patrol, Serena,
                                                  Vanette
                              Mazda               121, MPV, J54, J16, 626, 323           626 Wagon, 323, Demio
                              Honda               Passport                               PF Van, CRV
                              Mitsubishi          Montero, Carisma, L200                 Pajero
                              FIAT                Almost all models
                              Alpha Romeo         Almost all models
                              Lancia              Almost all models
                              Subaru              Outback                                79V
                              Range Rover         Range Rover, Land Rover
                              Volvo               900 series (Sedan), 900 series         900 series, S/V 70 series
                                                  (Station wagon), 850 (Sedan), 850




           Towing Systems     SAAB                9000 series, 900 series                900 series, 9000 series, 9000
           (continued)                                                                   station wagon, small car 9-3,
                                                                                         small car 9-5, small station wagon
                              Hyundai             Lantra, Sonata, Starex 4WD,            Trajet, Lantra, Joyce
                                                  Accent, Atos
                                                  Verna
                              Peugeot             106, 306, 406 (Sedan), 406 (Station    206, 206 Sport, 207, 306 Break
                                                  wagon), 406 (Coupe), 605, 806, J5
                                                  (Van), Boxer (Van)
                              Suzuki              Carry
                              Daihatsu            Gran Move, Move                        LCX Mini Van
                              KIA                 Clarus, Frontiers, Carnivall
                              SEAT                Toledo
                              Skoda               SK240
                              Volkswagen          Golf 4, Caddy, Transporter, Polo
                              Daewoo              Nubira                                 U 100
           Rack Systems       DaimlerChrysler     Cherokee, Grand Cherokee, Caravan,     Cherokee, Caravan,
                                                  Voyager, Town & Country, Durango,      Voyager, Town & Country, Neon PT,
                                                  Mercedes M-Class, PT Cruiser, BW 72
                              General Motors      Suburban, Yukon, Tahoe, Astro, Safari  Suburban, Yukon, Tahoe, Envoy,
                                                  Escalade, Denali                       Trail Blazer, Bravada
                              Ford
                              Honda               Accord
                              Nissan              Pathfinder, Infinity
                              Mitsubishi          Montero
                              Subaru              Outback, Impreza, Legacy, Forester
                              KIA                 Sportage
                              SEAT                Vario                                  GP99
                              Opel                Astra                                  Vectra
                              BMW                                                        E-53 (SUV)

----------

(a) Represents models for which the Company produced products in 1999.

(b) The amount of products produced under these awards is dependent on the number of vehicles manufactured by the OEMs. Many of the models are versions of vehicles not yet in production. There can be no assurance that any of these vehicles will be produced or that the Company will generate certain revenues under these awards even if the models are produced.

    Automotive Aftermarket. The Company sells its products directly into the automotive aftermarket through a number of channels, including wholesalers, retailers and installers, through its internal sales force and outside sales representatives. The largest of the Company's aftermarket customers include U-Haul, Pep Boys, Balkamp, Advance Auto Parts, Coast Distribution System, Discount Auto Parts, Ace Hardware, Norauto, Brezan, Feuvert and Canadian Tire. The Company believes that it has established a reputation as a highly reliable aftermarket supplier able to meet its customers' requirements for on-time deliveries while minimizing the carrying levels of inventory. For example, Valley began supplying towing systems to U-Haul (which the Company believes, is the largest installer of towing systems in the United States) in 1994 and for the year ended December 31, 1999, supplied approximately 50% of U-Haul's towing system requirements. The Company believes aftermarket customers such as U-Haul represent opportunities to cross-sell existing products such as rack systems and accessories.

PRODUCT DESIGN, DEVELOPMENT AND TESTING

    The Company believes that it is a leader in the design of towing systems and rack systems and accessories. The Company believes it offers products that possess greater quality, reliability and performance than the products sold by many of its competitors. The 116 members of the Company's engineering and design staff possess strong technical skills. The Company currently holds more than 125 U.S. and foreign patents, and has numerous patent applications pending. The expiration of such patents are not expected to have a material adverse effect on the Company's operations.

    The Company spent $10.3 million, $9.6 million and $5.9 million on engineering, research and development in 1999, 1998 and 1997, respectively. The Company works closely with OEMs to constantly improve design and manufacturing technology and product functionality. When an OEM is in the process of developing a new model, it typically approaches an established or incumbent supplier with a request to supply the required towing system or rack system. The Company is typically contacted two to four years prior to the start of production of the new model. The Company's product development engineers then work closely with the OEM to develop a product that satisfies the OEM's aesthetic and functional requirements. This relationship also provides the Company with a competitive advantage in the aftermarket because, in many cases, the Company already possesses the knowledge to create a system compatible with new model vehicles prior to release.

    The Company has extensive testing capabilities which enable it to test and certify its products. The Company subjects its products to tests which it believes are more demanding than conditions which would occur during normal use. The Company has specialized equipment which it has purchased or developed for use in its testing laboratories.

    Since May 1994, 14 European countries enacted the new EC regulatory standards which require that towing systems undergo significant safety testing prior to gaining approval for sale. This safety testing requires that a towing system be extensively tested for fatigue and includes subjecting a towing system to upwards of two million high load pulses. The Company does its testing in its own laboratory under the control of an independent institute that is authorized by the EC to approve the towing systems for sale. The quality assurance system is regularly audited by an independent institute and by the automotive OEMs themselves. The Company has continually been awarded the highest distinction of achievement by the independent institute.

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

    The Company has established quality procedures at each of its facilities and strives to manufacture the highest quality product possible. The Company has achieved ISO-9000 or QS-9000 certification for 12 of its 21 manufacturing and engineering facilities and is in the process of obtaining certification for other of its facilities. The Company has received numerous quality and performance awards from its OEM customers, including DaimlerChrysler's Gold Pentastar Award, Ford's Q-1 Award, Toyota's Distinguished Supplier Award, KIA's Preferred Supplier Award and the Nissan Superior Supplier Performance Award.

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

    Consolidation of Supplier Base by OEMs. The OEMs have significantly consolidated their supplier base in an effort to reduce their procurement-related costs, ensure high quality and accelerate new model development. As a result, many smaller, poorly capitalized suppliers with limited product lines and engineering and design capabilities have been eliminated as direct suppliers to OEMs. Consequently, larger suppliers with broad product lines, in-house design and engineering capabilities and the ability to effectively manage their own supplier bases, have been able to significantly increase their market share.

    The consolidation by OEMs has altered the typical structure of supplier contracts. In the past, OEMs supplied all design, development and manufacturing expertise for accessory parts and were responsible for consistency of quality and reliability of delivery. Today, however, the OEMs typically involve potential suppliers earlier in the design and development process to encourage suppliers to share design and development responsibility. In some cases, sole-source supply contracts, which cover the life of a vehicle or platform, are awarded. Both OEMs and suppliers benefit from the consolidation trend. Suppliers are able to devote the resources necessary for proprietary product development with the expectation that they will have the opportunity to profit on such investment over the multi-year life of a contract. OEMs benefit from shared manufacturing cost savings attributable to long, multi-year production runs at high capacity utilization levels.

    Emergence of European Community Regulatory Standards. Trends within the European towing systems market result primarily from EC regulatory standards and the corresponding legislative framework. Such standards provide that a towing system must fit all the vehicle manufacturer's recommended fitting points, must not interfere with the vision of the number plate when not in use and must meet strict testing criteria for durability and safety. These standards have been adopted by The Netherlands, Germany, Sweden, Italy, the United Kingdom, France, Belgium, Luxembourg, Spain, Austria, Switzerland and Scandinavia. Other EC countries are expected to adopt the legislation. All of the Company's towing systems sold in Europe currently undergo rigorous safety testing in order to satisfy these EC regulatory standards.

    Increased Levels of Manufacturing in North America by Transplants. As a result of the relative cost advantage of producing vehicles in North America, many foreign automobile manufacturers with manufacturing operations in the United States ("transplants") have increased their share of North American light vehicle production from approximately 6% in 1986 to approximately 22% in 1999. Industry sources forecast that this trend will continue. For example, BMW commenced manufacturing in the U.S. in 1996 and launched production of its E-53 SUV in 1999. In addition, Toyota launched production of its Tundra pickup truck in Indiana during 1999 and plans to launch production of its Sequoia SUV during 2000, Honda began production of its Odyssey minivan in North America during 1999 and plans to begin production of its Acura MD SUV during 2000. The Company believes that increased levels of manufacturing of light trucks in North America by transplants will benefit full service, high quality suppliers with North American operations such as the Company.

COMPETITION

    The Company's industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than the Company and have substantially greater resources than the Company. The Company competes primarily on the basis of product quality, cost, timely delivery, customer service, engineering and design capabilities and new product innovation in both the OEM market and the automotive aftermarket. The Company believes that as OEMs continue to strive to reduce new model development cost and time, innovation and design and engineering capabilities will become more important as a basis for distinguishing competitors. The Company believes it has an outstanding reputation in both of these areas. In the automotive aftermarket, the Company believes that its wide range of product applications is a competitive advantage. For example, the Company has developed towing systems to fit almost every light vehicle produced in North America and Europe. The Company believes its competitive advantage in the aftermarket is enhanced by its close relationship with OEMs, allowing the Company access to automobile design at an earlier time than its competitors.

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

COMPETITIVE ADVANTAGES

    Leading Global Market Position. Based on its knowledge of the industry, the Company believes that it is one of the world's largest suppliers of towing systems and one of the world's largest suppliers of rack systems. The Company also believes, based on its knowledge of the industry, that it is the largest supplier of towing systems in Europe and the second largest supplier of towing systems in North America. The Company also believes that it is one of the two largest suppliers of rack systems sold to automotive OEMs in North America. The Company has 26 facilities strategically located in North America and Europe. By virtue of its size and global presence, the Company believes it benefits from several competitive advantages, including the ability to (i) satisfy local design, production, quality and timing requirements of global OEMs; (ii) provide "one-stop shopping" for customers' product and service requirements; (iii) optimize plant production; (iv) maximize its raw material purchasing power; (v) spread its selling, administrative and product development expenses over a large base of net sales; and (vi) develop and maintain state-of-the-art production facilities.

    Strong Relationships with Diverse Customer Base. The Company has an established position as a Tier 1 supplier of towing and/or rack systems to most of the OEMs manufacturing in North America and/or Europe including DaimlerChrysler, General Motors, Toyota, Opel, Volvo, Isuzu, Ford, BMW, Subaru, Fiat, Mitsubishi, Nissan, Volkswagen, SEAT, Skoda, Daewoo and Kia. The Company supplies DaimlerChrysler with substantially all its North American towing systems and rack systems and accessories. The Company also supplies approximately 50% of the rack system requirements of General Motors. Tier 1 status and strong customer relationships are important elements in achieving continued profitable growth because, as OEMs narrow their supplier bases, well regarded, existing suppliers have an advantage in gaining new contracts. The evolution of OEM relationships into strategic partnerships provides a significant advantage to Tier 1 suppliers with system integration capabilities (such as the Company) in retaining existing contracts as well as in participating during the design phase for new vehicles, which is integral to becoming a supplier for such new platforms. The Company is also a leading supplier of towing and rack systems to automotive aftermarket wholesalers, retailers and installers, such as U-Haul, Pep Boys, Balkamp, Advance Auto Parts, Coast Distribution System, Discount Auto Parts, Ace Hardware, Norauto, Brezan, Feuvert and Canadian Tire.

    Comprehensive Product Line. The Company continues to position itself as a leading supplier to its customers for a growing range of products and services. Through its offering of over 2,000 towing system models, the Company's products fit almost every light vehicle produced in North America and Europe. The Company is one of a limited number of European manufacturers with such a broad product line that also satisfies EC regulatory standards. Competitors whose products do not satisfy such standards face substantial design and testing costs to offer a comparable product line that meets these safety standards. The Company has provided OEMs with fixed rack systems for approximately half of the light truck models produced in North America that utilize vehicle-specific fixed racks. The Company believes that its broad product offerings also facilitate strategic partnerships with automotive aftermarket wholesalers, retailers and installers.

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

    High Quality, Low Cost Manufacturing Position. The Company believes that it is one of the highest quality, lowest cost suppliers of towing and rack systems in North America and Europe. The Company has received numerous quality and performance awards, including DaimlerChrysler's Gold Pentastar Award, Ford's Q-1 Award, Toyota's Distinguished Supplier Award and Nissan's Superior Supplier Performance Award. Supplier quality systems are currently being standardized across OEMs through the ISO-9000 and QS-9000 programs. The Company has achieved ISO-9000 or QS-9000 certification for 12 of its 21 manufacturing and engineering facilities and is in the process of obtaining certification for other of its facilities. The Company's low cost position is a result of its strict cost controls and continuous improvement programs designed to enhance productivity. OEMs typically prefer stable suppliers who can generate productivity gains that can be shared to reduce OEM costs. The Company's cost controls are closely integrated with its quality driven manufacturing operations, thereby allowing it to profitably deliver high quality, easy to install and competitively-priced components on a just-in-time basis. The Company's focus on low cost manufacturing also provides benefits when selling products to the automotive aftermarket.

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

EMPLOYEES

    At December 31, 1999, the Company had approximately 1,900 employees of whom approximately 1,600 are hourly employees and approximately 300 are salaried personnel. Approximately 170 of the Company's employees in the United States at the Port Huron, Michigan facility are represented by the Teamsters Union. Collective bargaining agreements with the Teamsters Union affecting these employees expire in April 2004. As is common in many European jurisdictions, substantially all of the Company's employees in Europe are covered by country-wide collective bargaining agreements. The Company believes that its relations with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS


    For financial information about foreign and domestic operations of the Company, see "Note 12" of the Company's "Notes to Consolidated Financial Statements".



    ITEM  2.      PROPERTIES

    The Company's executive offices are located in 14,550 square feet of leased space in Sterling Heights, Michigan. The Company has 26 facilities with a total of 2,154,050 square feet of space. The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs.

    The Company's facilities are as follows:

                                                                               SQUARE    OWNED/         LEASE
                          LOCATION                  PRINCIPAL FUNCTIONS          FEET     LEASED     EXPIRATION**
                ---------------------------   -----------------------------   --------- ---------  --------------
                North America
                -------------
                Shelby Township, Michigan*    Manufacturing                     74,800    Owned                 --
                Shelby Township, Michigan*    Manufacturing                     13,000   Leased               2008
                Port Huron, Michigan*         Manufacturing                    200,000    Owned                 --
                Sterling Heights, Michigan*   Administration and engineering    14,550   Leased               2003
                Auburn Hills, Michigan        Warehousing                       49,000   Leased               2005
                Madison Heights, Michigan*    Administration and                90,000   Leased               2002
                                              manufacturing
                Madison Heights, Michigan*    Engineering and manufacturing     18,000   Leased               2002
                Lodi, California              Administration, manufacturing    150,000    Owned                 --
                                              and engineering
                Lodi, California              Warehousing                       25,000   Leased     Month to Month
                Lodi, California              Warehousing                       59,000   Leased               2002
                Dallas, Texas                 Warehousing                       18,300   Leased               2001
                Granby, Quebec                Administration, manufacturing     88,200   Leased               2003
                                              and warehousing
                Bromptonville, Quebec         Manufacturing                      2,000   Leased               2000
                Hamer Bay, Ontario            Manufacturing                     15,000    Owned                 --

                Europe
                ------
                Sandhausen, Germany*          Administration and engineering     5,000   Leased     Month to Month
                Barcelona, Spain              Manufacturing                      6,200   Leased     Month to Month
                Bakov nad Jizerou, Czech      Manufacturing                      6,000   Leased     Month to Month
                 Republic
                Staphorst, The Netherlands*   Administration, engineering      405,000    Owned                 --
                                              manufacturing, and warehousing
                Hoogeveen, The Netherlands*   Manufacturing and warehousing    185,000    Owned                 --
                Fensmark, Denmark*            Manufacturing and warehousing     95,000    Owned                 --
                Nuneaton, United Kingdom*     Manufacturing and warehousing     75,000    Owned                 --
                Vanersborg, Sweden*           Manufacturing and warehousing    160,000   Leased               2004
                Wolsztyn, Poland              Warehousing                        5,000   Leased     Month to Month
                Reims, France                 Manufacturing and warehousing    115,000    Owned                 --
                St. Victoria di Gualtieri,    Administration, engineering,     170,000   Leased               2003
                Italy                         manufacturing and warehousing
                St. Victoria di Gualtieri,    Manufacturing                    110,000   Leased               2003
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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.
                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MEMBERS'
           MATTERS

    There is no established public trading market for the Company's Class A Units. At March 17, 2000, there were 20 holders of record of Class A Units. Except as set forth below with respect to quarterly tax distributions to Members, the Company has never declared or paid dividends (or made any other distributions) on the Class A Units and does not anticipate doing so in the foreseeable future. Under certain loan agreements, the Company is prohibited from declaring or paying any cash dividend or making distributions thereon, except for quarterly distributions to Members to the extent of any tax liability with respect to the Class A Units and except for repurchases of Class A Units from employees upon a termination of their employment with the Company pursuant to an Employment Agreement and the Operating Agreement.

    As listed below, since January 1, 1997, the Company has issued unregistered securities to investors and to certain other individuals. Each such issuance was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) of the Securities Act on the basis that such transactions did not involve a public offering.

              1) On August 5, 1997 pursuant to an Asset Purchase Agreement among Valley Industries, LLC, Valley Industries, Inc., certain affiliates of Valley Industries, Inc., Robert L. Fisher and Roger
              T. Morgan dated August 5, 1997, the Company issued an aggregate of 802 of its Class A Units for an aggregate purchase price of $4.5 million, to Robert L. Fisher and Roger T. Morgan.

              2) On October 31, 1997 pursuant to an Asset Purchase Agreement among Bell Sports Corp., Bell Sports Canada, Inc. and Advanced Accessory Systems Canada Inc./Les Systems d' Accessorie Advanced Canada Inc. dated as of July 2, 1997, the Company issued an aggregate of 100 of its Class A Units for an aggregate purchase price of $500,000 to Jean M. Maynard.

              3) On December 31, 1997 the Company issued 140 of its Class A Units to CB Capital Investors, Inc. (an affiliate of CCP) in exchange for its 1% interest in SportRack.

              4) On April 22, 1998 pursuant to their respective subscription agreements, the Company issued an aggregate of 43 of its Class A Units for an aggregate purchase price of approximately $150,000, to Gerrit de Graaf and J. Wim Rengelink.

              5) On May 18, 1999 pursuant to a subscription agreement, the Company issued 25 of its Class A Units for an aggregate purchase price of $100,000 to Bryan A Fletcher.

ITEM 6.    SELECTED HISTORICAL FINANCIAL DATA

    The information below presents historical financial data of the MascoTech Division ("Predecessor") for the period from January 1, 1995 through September 27, 1995 (the period prior to the acquisition of the net assets of MascoTech Division by the Company). The data for the period from January 1, 1995 through September 27, 1995 have been derived from the audited financial statements of the MascoTech Division. The data as of and for the period from September 28, 1995 through December 31, 1995 and for the years ended December 31, 1996, 1997, 1998 and 1999 represent consolidated financial data of the Company subsequent to the acquisition of the MascoTech Division, and include (i) the operations of Brink subsequent to the Brink Acquisition on October 30, 1996; (ii) the operations of the sportrack division of Bell and Nomadic subsequent to the SportRack International Acquisition on July 2, 1997 and July 24, 1997, respectively, (iii) the operations of Valley subsequent to the Valley Acquisition on August 5, 1997, (iv) the operations of Ellebi subsequent to the Ellebi Acquisition on January 2, 1998, (v) the operations of Tranfo-Rakzs subsequent to the Tranfo-Rakzs Acquisition on February 7, 1998, and have been derived from the audited financial statements of the Company. The following table should be read in conjunction with the financial statements of the Company and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.


                                                                              COMPANY                                PREDECESSOR
                                            -------------------------------------------------------------------    ----------------
                                                            YEAR ENDED                           PERIOD FROM         PERIOD FROM
                                                           DECEMBER 31,                        SEPTEMBER 28, TO      JANUARY 1 TO
                                            ----------------------------------------------       DECEMBER 31,        SEPTEMBER 27,
                                               1999       1998(3)     1997(2)     1996(1)            1995                1995
                                            ----------  ----------  ----------  ----------     ----------------    ----------------
                                                        (DOLLARS IN THOUSANDS)
      STATEMENT OF OPERATIONS DATA:
      Net sales..........................    $311,732    $290,139    $188,678    $ 81,466         $  16,299           $ 48,698
      Cost of sales(4)...................     225,479     213,435     135,556      53,607            12,458             38,645
                                             --------    --------    --------    --------         ---------           --------
        Gross profit.....................      86,253      76,704      53,122      27,859             3,841             10,053
      Selling, administrative and product
        development expenses(4)..........      50,258      50,839      31,350      13,413             1,472              6,107
      Amortization of intangible assets..       3,245       3,551       2,336       2,475               546                 --
      Impairment charge(4)...............          --       7,863          --          --                --                 --
                                             --------    --------    --------    --------         ---------           --------
        Operating income.................      32,750      14,451      19,436      11,971             1,823              3,946
      Other (income) expense
        Interest expense(5)..............      17,453      18,633      12,627       4,312               975                 --
        Foreign currency (gain) loss(6)..       7,912      (4,995)      6,097       1,330                --                 --
        Other, net.......................       1,990          --          --         (80)              (22)                65
                                             --------    --------    --------    --------         ---------           --------
        Income before minority interest,
          extraordinary charge and income
          taxes..........................       5,395         813         712       6,409               870              3,881
      Provision (benefit) for income
        taxes(7).........................         417         903      (2,856)       (491)               --              1,324
                                             --------    --------    --------    --------         ---------           --------
        Income before minority interest
      and extraordinary charge...........       4,978         (90)      3,568       6,900               870              2,557

      Minority interest..................          --          --          97          69                 9                 --
                                             --------    --------    --------    --------         ---------           --------
        Income before extraordinary
          charge.........................       4,978         (90)      3,471       6,831               861              2,557
      Extraordinary charge(8)............          --          --       7,416       1,970                --                 --
                                             --------    --------    --------    --------         ---------           --------
        Net income (loss)................    $  4,978    $    (90)   $ (3,945)   $  4,861         $     861           $  2,557
                                             ========    ========    ========    ========         =========           ========
      OTHER DATA:
      Cash flows from operating
        activities.......................    $ 25,014    $ 21,879    $  6,982    $  9,917         $   1,390           $  3,741
      EBITDA(9)..........................      46,539      38,364      27,916      16,448             2,651              4,735
      Depreciation.......................      10,418      10,857       6,144       2,002               282                789
      Capital expenditures...............      11,775       9,998       7,751       3,124               491              2,079
      Ratio of EBITDA to interest
      expense(5).........................        2.67x       2.06x       2.21x       3.81x             2.72x                --
      Ratio of earnings to fixed
      charges(5)(10).....................        1.29x       1.04x       1.06x       2.43x             1.89x                --
      BALANCE SHEET DATA (AT END OF
      PERIOD)
      Cash...............................    $  8,718    $.11,240    $ 27,348    $  2,514         $   1,637           $      3
      Working capital....................      36,825      49,232      65,803      14,368             3,960              4,002
      Total assets.......................     251,213     258,981     265,558     148,359            59,979             24,698
      Total debt, including current
      maturities(5)......................     178,498     187,524     197,126      93,142            34,900                 --
      Mandatorily redeemable warrants(5).       4,810       4,409       3,507       3,498               200                 --
      Distributions to Members'..........       4,720         195       2,945       3,692                --                 --
      Members' equity....................      10,331      15,147      16,444      18,463            14,221             15,794

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

(7) The Predecessor, as a division of MascoTech, was allocated a portion of the consolidated income tax provision, which approximated the division's federal income tax provision on a stand-alone basis. The Company is a limited liability corporation and, as such, the earnings of the Company and its domestic subsidiaries, except for AAS Holdings, Inc. which is a C corporation, are included in the taxable income of the Company's unitholders and no federal income tax provision is required. The Company's foreign and taxable domestic subsidiaries provide for income taxes on their results of operations.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth above and under "Business," as well as in this Form 10-K generally. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors set forth in this Form 10-K generally.

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

    In February 2000, the Company through Valley, acquired the net assets of Titan Industries, Inc. ("Titan"). Titan is a North American Supplier of trailer balls and other towing related accessories to the automotive aftermarket.

SUMMARY RESULTS OF OPERATIONS

    The following table presents the major components of the statement of operations together with percentages of each component as a percentage of net sales.

                                                                        YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------
                                                           1999                 1998                  1997
                                                   -------------------  --------------------  --------------------
                                                                       (DOLLARS IN THOUSANDS)
                 Net sales......................    $311,732    100.0%   $290,139     100.0%  $ 188,678     100.0%
                   Gross profit.................     86,253      27.7%     76,704      26.4%     53,122      28.2%
                 Selling, administrative and
                 product development expenses...     50,258      16.1%     50,839      17.5%     31,350      16.6%
                 Amortization of intangible
                 assets.........................      3,245       1.0%      3,551       1.2%      2,336       1.2%
                 Impairment charge..............         --        --       7,863       2.7%         --        --
                   Operating income.............     32,750      10.5%     14,451       5.0%     19,436      10.3%
                 Interest expense...............     17,453       5.6%     18,633       6.4%     12,627       6.7%
                 Foreign currency (gain) loss...      7,912       2.5%     (4,995)     (1.7%)     6,097       3.2%
                 Income before minority interest,
                   extraordinary charge and
                   income taxes.................      5,395       1.7%        813       0.3%        712       0.4%
                 Income tax provision (benefit).        417       0.1%        903       0.4%     (2,856)     (1.5%)
                 Extraordinary charge...........         --        --          --        --       7,416       3.9%
                 Net income (loss)..............      4,978       1.6%       (90)       0.0%     (3,945)     (2.1%)

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

         Net Sales. Net sales for 1999 were $311.7 million, representing an increase of $21.6 million, or 7.4%, over net sales for 1998. This increase resulted from increased sales to OEM's of approximately $10.1 million and increased aftermarket sales of $10.5 million. Increased OEM sales are attributable to higher production volumes by the OEM's on the Company's existing programs. Increases in aftermarket sales are primarily attributable to new customers in the retail market and new business with an existing customer in the installer business. Offsetting the Company's increased sales volume is a decrease of approximately $3.1 million related to the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries.

         Gross Profit. Gross profit for 1999 was $86.3 million, representing an increase of $9.5 million, or 12.4%, over the gross profit for 1998. This increase resulted from the increase in net sales. Gross profit as a percentage of net sales was 27.7% in 1999 compared to 26.4% in 1998. The increase in the gross profit percent resulted primarily from reduced material costs, primarily steel, and the effect of higher net sales on fixed overhead costs.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for 1999 were $50.3 million, representing a decrease of $581,000, or 1.1%, over the selling, administrative and product development expenses for 1998. Selling, administrative and product development expenses as a percentage of net sales decreased to 16.1% in 1999 from 17.5% in 1998. This decrease resulted primarily from the effect of higher net sales on fixed costs, decreased selling, administrative and product development expenses of SportRack International resulting from the restructuring of the subsidiary's operations during the fourth quarter of 1998 and the restructuring charges (as further discussed below) related to the operations of SportRack Accessories incurred in 1998.

         Operating income. Operating income for 1999 was $32.8 million, an increase of $18.3 million, or 126.6%, over operating income for 1998. In addition to the increase in net sales, this increase was due to an impairment and restructuring charge in 1998. Excluding the impairment and restructuring charges, operating income in 1998 would have been $24.2 million and there would have been an increase in operating income during 1999 of $8.6. Operating income as a percentage of net sales increased to 10.5% in 1999 from 8.3% in 1998, excluding the impairment and restructuring charge. This increase reflects the increase in gross profit, and decrease in selling, general and product development expenses as a percentage of net sales.

         Interest expense. Interest expense for 1999 was $17.5 million, a decrease of $1.2 million, or 6.3%, compared to interest expense for 1998. The decrease was primarily due to lower outstanding senior indebtedness attributable to scheduled principal payments made during 1999 partially offset by higher average line of credit borrowings during 1999 as compared with 1998, and higher interest rates on the Company's variable rate debt.

         Foreign currency (gain) loss. Foreign currency loss in 1999 was $7.9 million, compared to a foreign currency gain of $5.0 million in 1998. The Company's foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. Dollars. During 1999 the U.S. Dollar strengthened significantly in relation to the Dutch Guilder, the functional currency of Brink. At December 31, 1998, the exchange rate of the Dutch Guilder to the U.S. Dollar was 1.89:1, whereas at December 31, 1999 the exchange rate was 2.19:1, or a 16.5% decline in the relative value of the Dutch Guilder.

         Provision for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During 1999, the Company had a loss before income taxes for its taxable subsidiaries totaling $5.6 million and recorded a provision for income taxes of $417,000. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack International recorded during 1999, non-deductible goodwill and differences in the tax rates of foreign countries. During 1998, the Company had a loss before income taxes for its taxable subsidiaries totaling $9.2 million and recorded a provision for income taxes of $903,000.

         Net income. Net income for 1999 was $5.0 million, as compared to a net loss of $90,000 in 1998, an increase of $5.1 million. The change in net income is primarily attributable to increased operating income, decreased interest expense and decreased provision for income taxes offset by a foreign currency loss in 1999 compared with the foreign currency gain during 1998.


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

    Interest expense. Interest expense for 1998 was $18.6 million, an increase of $6.0 million, or 47.6%, over interest expense for 1997. The increase was primarily due to additional borrowings to finance (i) the SportRack International Acquisition in July 1997, (ii) the Valley Acquisition in August 1997, (iii) the Ellebi Acquisition in January 1998, (iv) the Tranfo-Rakzs Acquisition in February 1998, and (v) the effect of the issuance of the Notes (as defined below), of which a portion of the proceeds were used to repay debt from the Valley Acquisition and other then existing debt. These increases were partially offset by lower interest expense due to lower average line of credit borrowings during the year and lower interest rates on the Company's variable rate debt.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at December 31, 1999 was $178.5 million including current maturities of $12.4 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement ("U.S. Credit Facility").

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

                                                              1999                   1998                  1997
                                                       -------------------   -------------------   --------------------
                   Working Capital................        $      36,825         $      46,370         $      65,803
                   Cash flows provided by operating
                     activities...................               25,014                21,879                 6,982
                   Cash flows (used for) investing
                     activities...................              (11,775)              (31,618)              (79,733)
                   Cash flows provided by (used
                     for) financing activities....              (18,185)               (8,367)               97,080

Working Capital

    Working capital decreased by $9.5 million to $36.8 million at December 31, 1999 from $46.4 million at December 31, 1998 due to decreases in cash and inventory of $2.5 million and $1.8 million, respectively, increases in accounts payable and accrued liabilities of $4.5 million and $3.4 million, respectively, increase in the current maturities of long-term debt of $5.1 and decreases attributable to the decline of the exchange rates between the functional currencies of the Company's foreign subsidiaries against the U.S. Dollar totaling $900,000. These decreases were offset by increases in accounts receivable and other current assets of $8.2 million and $677,000, respectively. Inventory balances decreased as a result of management's efforts to reduce inventory levels held for the Company's aftermarket business. The increases in accounts receivable and accounts payable are attributable to increases in the Company's sales and corresponding purchasing activities during the year.

    Working capital decreased by $19.4 million to $46.4 million at December 31, 1998 from $65.8 million at December 31, 1997 due to a decrease in cash of $16.1 million, a decrease of $5.7 million in working capital of SportRack International related to the change in estimated fair value of accounts receivable and inventory recorded in June 1998 and restructuring charges recorded in 1998 (as discussed above) and a decrease in accounts receivable of $5.9 million primarily related to the timing of collections of accounts receivable from large customers, primarily OEMs. Offsetting these decreases are increases in working capital of $9.7 million attributable to the Ellebi and Tranfo-Rakzs acquisitions.

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

Operating Activities

    Cash flow provided by operating activities for 1999 was $25.0 million, compared to $21.9 million in 1998 and $7.0 million in 1997. Cash flow for 1999 increased from 1998 due to improved operating performance and lower working capital for the year.

    Cash flow for 1998 increased from 1997 due to the cash flows provided by acquisitions completed in 1998, including the Ellebi Acquisition and the Transfo-Rakzs Acquisition, and the full year effect of acquisitions completed in 1997, including the Valley Acquisition and the SportRack International Acquisition. Acquisition related increases in operating cash flow totaled $4.0 million. The remaining increase in operating cash flows is attributable to improved operating performance and lower working capital of SportRack. SportRack's working capital decreased primarily as a result of the timing of collections of accounts receivable from large customers, primarily OEMs.

    The Company's European and Canadian subsidiaries have income tax net operating loss carryforwards ("NOLs") of approximately $5.7 million and $13.7 million, respectively, at December 31, 1999. The European NOLs have no expiration date and the Canadian NOLs expire in 2004 through 2006. Management believes that it is more likely than not that a portion of the deferred tax assets of the Canadian subsidiaries will not be realized and a valuation allowance of $5.3 million has been recorded against such assets. No valuation allowance has been recorded for the European NOLs as it is management's belief that it is more likely than not that the related deferred tax asset will be realized.

Investing Activities

    Investing cash flows include acquisitions of property and equipment of $11.8 million, $10.0 million and $7.8 million in 1999, 1998 and 1997, respectively. The increase in capital expenditures during 1999 was primarily due to the expansion of the Company's manufacturing facility in Shelby Township, Michigan to accommodate increased manufacturing capacity needs for new and existing OEM roof rack programs. The increase in capital expenditures during 1998 was primarily attributable to the capital expenditures of Ellebi and Transfo-Rakzs, which were acquired in 1998, and the increased capital expenditures of Valley and SportRack International, which were acquired during 1997. The Company estimates that capital expenditures for 2000 will be primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's 2000 capital expenditures are anticipated to include approximately $5.0 million for replacing and upgrading existing equipment. The Company's ability to make capital expenditures is subject to restrictions in the Amended and Restated Credit Agreement, including a maximum of $12.5 million of capital expenditures annually.

    Investing cash flows in 1998 include $22.8 million, for the acquisition of the Ellebi and Tranfo-Rakzs (January and February 1998, respectively). Investing cash flows in 1997 include $70.8 million for the acquisitions of SportRack International and Valley (July and August 1997, respectively).

Financing Activities

    During 1999, financing cash flows included payments of principal on the Company's term indebtedness of $9.3, distributions to members in amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members totaling $4.7 million and repurchase of membership units of $4.3 million. Principal payments included $5.9 million in scheduled repayments and a $3.4 million mandatory prepayment required as a result of the Company having excess cash flows during 1998 as defined by the Second Amended and Restated Credit Agreement. Repurchase of membership units included repurchases from the Company's former Chief Executive Officer of $4.3 million.

    During 1998, financing cash flows were primarily limited to scheduled payments of principal on the Company's term indebtedness of $3.7 million and net repayments of borrowing under the Company's revolving loans of $4.5 million. Financing cash flows in 1997 include borrowings of $90.5 million for the acquisition of the SportRack International, Valley and Ellebi (July, August and December 1997, respectively). Although the Ellebi Acquisition was consummated in January 1998, proceeds related to borrowing for the purchase were received in December 1997 and were included in the Company's cash at December 31, 1997. Debt issuance costs in connection with such borrowings were $2.6 million in 1997. In October 1997 the Company issued the Notes (as defined below). Proceeds from the issuance, which totaled $124.5 million, were used to reduce or eliminate certain of the Company's outstanding senior and subordinated debt and to pay $4.7 million in offering costs. Proceeds from the issuance of membership units were not significant in 1998 and were $5.0 million in 1997. Distributions to members, in amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members, were not significant in 1998 and were $2.9 million in 1997.

Debt and Credit Sources

    Borrowings under the Company's U.S. Credit Facility and the Company's First Amended and Restated Credit Agreement ("Canadian Credit Facility") bear interest at floating rates which require interest payments on varying dates depending on the interest rate option selected by the Company. Under the terms of these credit facilities, the Company will be required to make principal payments totaling approximately $12.4 million in 2000, $11.9 million in 2001, $10.8 million in 2002 and $9.2 million in 2003. The Notes bear interest at 9.75% which is payable semiannually in arrears. See "Note 4" to the Company's "Consolidated Financial Statements" for additional information regarding the U.S. Credit Facility, the Canadian Credit Facility and the Senior Subordinated Notes.

    The Company expects that its primary sources of cash will be from operating activities and borrowings under the U.S. Credit Facility and Canadian Credit Facility each of which provide the Company with revolving notes. As of December 31, 1999, the Company had no amounts borrowed under the revolving note of either the U.S. Credit Facility or the Canadian Credit Facility and has $25.0 million available borrowing capacity. As part of the U.S. Credit Facility, Chase and NBD committed to provide a $22.0 million Acquisition Revolving Note to finance acquisitions. On December 31, 1997, the Company borrowed $21.0 million under the Acquisition Revolving Note and used such proceeds to acquire the net operating assets of the towbar segment of Ellebi S.p.A. on January 2, 1998. Future acquisitions, if any, may require additional third party financing and there can be no assurances that such funds would be available on terms satisfactory to the Company, if at all.

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

    The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, the Czech Republic and, Italy. Net sales from international operations during 1999 were approximately $102.9 million, or 33.0% of the Company's net sales. At December 31, 1999, assets associated with these operations were approximately 38.4% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. dollar of approximately $10.3 million.

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

    The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at December 31, 1999 and does not use derivative financial instruments for trading or speculative purposes.

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

    During 1998 and 1999, the Company and each of its operating subsidiaries implemented Year 2000 readiness programs with the objective of having all of their significant business systems functioning properly with respect to the Year 2000 Issue before December 31, 1999.

Project

    Generally each subsidiary's Year 2000 program was divided into three major sections - internal business software and hardware, internal non-financial software and embedded chip technology and external compliance by customers and suppliers. The general phases common to all sections were: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of identified items; (3) repairing or replacing material items that were determined not to be Year 2000 compliant; (4) testing material items; and (5) designing and implementing contingency and business continuation plans for each organization and company location.

    The internal business software and hardware section of the Company's Year 2000 plans varied by operating subsidiary and included either the conversion or reprogramming of applications software that was not Year 2000 compliant, the inclusion of newly acquired companies on the Company's existing Enterprise Resource Planning System (ERP System) or, where available from the supplier, the upgrading of such software to a Year 2000 compliant version. This phase was completed by September 1999. As of March 17, 2000, the Company has not experienced any disruptions in its operations resulting from any Year 2000 related system failure of its internal business software or hardware.

    The total cost associated with required modifications to the Company's internal business software and hardware to become Year 2000 compliant was not material to the Company's financial position. The estimated total cost of the Year 2000 program was approximately $935,000 of which approximately $335,000 related to the cost of software modification and approximately $600,000 related to the cost of upgrading existing software to Year 2000 compliant versions. Costs were included in operating expenses as incurred.

    The Company completed all phases of its Year 2000 plan related to non-financial software, embedded chip technology, and its non-financial systems such as manufacturing equipment, security equipment, etc during 1998. Few of these systems were identified as not being in compliance. Accordingly, the cost of achieving Year 2000 compliance for these systems was minimal. As of March 17, 2000, the Company has not experienced any disruptions in its operations resulting from any Year 2000 related failure of non-financial software, embedded chip technology or non-financial systems.

    The Company identified and contacted its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems were vulnerable to those third parties' failure to remedy their own Year 2000 issues. Each of the suppliers contacted indicated that they had completed programs related to the Year 2000 problem within their organizations. As of March 17, 2000, the Company has not experienced any disruptions in its operations resulting from any Year 2000 related failure of its suppliers or customers.

       The Company's transition into the year 2000 has, to date, been considered uneventful and successful and did not result in any noteworthy events with the Company or its suppliers. However, the potential for future disruptions resulting from Year-2000 issues exists. Accordingly, the Company will continue to monitor its operations.

NEW ACCOUNTING PRONOUNCEMENTS

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

    In September 1999, the Emerging Issues Task Force issued ("EITF") Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF Issue No. 99-5 will require the company to expense design and development costs related to long term supply arrangements as incurred unless the customer contractually guarantees reimbursement and capitalize molds, tools and dies for which title is held by the supplier, subject to an impairment test. Additionally, molds, tools and dies for which title is held by the customer are to be expensed as incurred unless the long term supply arrangement explicitly provides the suppler with the non-cancelable right to use such molds, tools and dies during the course of the supply arrangement. This pronouncement is effective on a prospective basis for costs incurred after December 31, 1999. The Company is completing an analysis of the issue which is not expected to have a material impact on the Company's results of operations.

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


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


           Report of Independent Accountants...........................................................................   22

           Consolidated Balance Sheets -- December 31, 1999 and 1998....................................................  23

           Consolidated Statements of Operations -- Years Ended December 31, 1999, 1998 and 1997........................  24

           Consolidated Statements of Cash Flows -- Years Ended December 31, 1999, 1998 and 1997........................  25

           Consolidated Statements of Changes in Members' Equity -- Years Ended December 31, 1999, 1998 and 1997........  26

           Notes to Consolidated Financial Statements...................................................................  27

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Managers
and Members of
Advanced Accessory Systems, LLC

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Advanced Accessory Systems, LLC and its subsidiaries at December 31, 1999 and 1998, and the results of their operations, their cash flows and changes in members' equity for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Detroit, Michigan
March 17, 2000

                         ADVANCED ACCESSORY SYSTEMS, LLC

                           CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1999         1998
                                                                 --------     --------
                                                                  (DOLLAR AMOUNTS IN
                                                                      THOUSANDS)
                          ASSETS
Current assets
  Cash.....................................................      $  8,718     $ 11,240
  Accounts receivable, less reserves of $4,997 and $2,766,
     respectively..........................................        46,918       40,727
  Inventories..............................................        38,437       43,087
  Deferred income taxes....................................         1,804          280
  Other current assets.....................................         4,879        3,964
                                                                 --------     --------
       Total current assets................................       100,756       99,298
Property and equipment, net................................        59,316       61,295
Goodwill, net..............................................        80,674       87,079
Other intangible assets, net...............................         5,729        6,592
Deferred income taxes......................................         1,922        1,933
Other noncurrent assets....................................         2,816        2,784
                                                                 --------     --------
                                                                 $251,213     $258,981
                                                                 ========     ========

               LIABILITIES AND MEMBERS' EQUITY
Current liabilities
  Current maturities of long-term debt.....................      $ 12,449     $  7,398
  Accounts payable.........................................        26,715       23,115
  Accrued liabilities......................................        24,767       21,335
  Deferred income taxes....................................            --        1,080
                                                                  -------     --------
       Total current liabilities...........................        63,931       52,928
                                                                 --------     --------
Noncurrent liabilities
  Deferred income taxes....................................         1,772        1,790
  Other noncurrent liabilities.............................         4,320        4,581
  Long-term debt, less current maturities..................       166,049      180,126
                                                                 --------     --------
       Total noncurrent liabilities........................       172,141      186,497
                                                                 --------     --------
Commitments and contingencies (Note 11)
Mandatorily redeemable warrants............................         4,810        4,409
                                                                 --------     --------
Members' equity
  Class A Units 25,000 authorized, 15,869 and 16,450 issued
   at December 31, 1999 and 1998, respectively.............        18,083       22,276
  Class B Units, 2,000 authorized, no Units issued at
   December 31, 1999 and 1998..............................           --            --
  Other comprehensive loss.................................        (1,496)        (615)
  Accumulated deficit......................................        (6,256)      (6,514)
                                                                 --------     --------
                                                                   10,331       15,147
                                                                 --------     --------
                                                                 $251,213     $258,981
                                                                 ========     ========






          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                          YEAR ENDED
                                                                          DECEMBER 31,
                                                             --------------------------------------
                                                               1999           1998          1997
                                                             ---------      ---------     ---------
                                                                (DOLLAR AMOUNTS IN THOUSANDS)
Net sales................................................... $ 311,732      $ 290,139     $ 188,678
Cost of sales...............................................   225,479        213,435       135,556
                                                             ---------      ---------     ---------
  Gross profit..............................................    86,253         76,704        53,122
Selling, administrative and product
  development expenses......................................    50,258         50,839        31,350
Amortization of intangible assets...........................     3,245          3,551         2,336
Impairment charge...........................................        --          7,863            --
                                                             ---------      ---------     ---------
  Operating income..........................................    32,750         14,451        19,436
                                                             ---------      ---------     ---------
Other (income) expense
  Interest expense..........................................    17,453         18,633        12,627
  Foreign currency (gain) loss..............................     7,912         (4,995)        6,097
  Other (income) expense....................................     1,990             --            --
                                                             ---------      ---------     ---------
Income before minority interest,
  extraordinary charge and income
  taxes.....................................................     5,395            813           712
Provision (benefit) for income taxes........................       417            903        (2,856)
                                                             ---------      ---------     ---------
Income (loss) before minority interest and
  extraordinary charge......................................     4,978            (90)        3,568
Minority interest...........................................        --             --            97
Extraordinary charge resulting from debt
  extinguishment............................................        --             --         7,416
                                                             ---------      ---------     ---------
Net income (loss)........................................... $   4,978      $     (90)    $  (3,945)
                                                             =========      =========     =========


          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          YEAR ENDED
                                                                          DECEMBER 31,
                                                            --------------------------------------
                                                               1999          1998          1997
                                                            ----------    ----------    ----------
                                                                (DOLLAR AMOUNTS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES
Net income (loss).......................................    $    4,978    $     (90)   $   (3,945)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
  Depreciation and amortization.........................        14,065       15,093         9,360
  Deferred taxes........................................        (2,433)        (688)       (3,146)
  Impairment and restructuring charge...................            --        9,505            --
  Foreign currency (gain) loss..........................         6,297       (4,948)        5,500
  Loss (gain) on disposal of assets.....................           (13)         191            --
  Extraordinary charge resulting from debt
     extinguishment.....................................            --           --         7,416
  Changes in assets and liabilities:
     Accounts receivable................................        (8,188)       5,873        (8,661)
     Inventories........................................         1,815       (1,457)          582
     Other current assets...............................          (677)       1,513           378
     Other noncurrent assets............................           (56)      (1,934)         (482)
     Accounts payable...................................         4,527       (3,032)       (2,719)
     Accrued liabilities................................         3,441        1,133         2,819
     Other noncurrent liabilities.......................         1,258          720          (217)
     Minority interest in consolidated
       subsidiaries.....................................            --           --            97
                                                            ----------    ---------    ----------
       NET CASH PROVIDED BY OPERATING
          ACTIVITIES....................................        25,014       21,879         6,982
                                                            ----------    ---------    ----------
CASH FLOWS PROVIDED BY (USED FOR)
  INVESTING ACTIVITIES
Acquisition of machinery and equipment..................       (11,775)      (9,998)       (7,751)
Amount due from sellers of Valley Industries,
  Inc...................................................            --        1,150        (1,150)
Acquisition of subsidiaries, net of cash
  acquired..............................................            --      (22,770)      (70,832)
                                                            ----------    ---------    ----------
       NET CASH USED FOR INVESTING
          ACTIVITIES....................................       (11,775)     (31,618)      (79,733)
                                                            ----------    ---------    ----------
CASH FLOWS PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES
Proceeds from issuance of debt..........................            --           --       215,050
Increase (decrease) in revolving loan...................            --       (4,505)          504
Repayment of debt.......................................        (9,270)      (3,682)     (113,248)
Debt issuance costs.....................................            --           --        (7,280)
Issuance of membership units............................            50           29         4,999
Collections of membership notes receivable..............            29           --            --
Repurchase of membership units..........................        (4,274)         (14)           --
Distributions to members................................        (4,720)        (195)       (2,945)
                                                            ----------   ----------    ----------
       NET CASH PROVIDED BY (USED FOR)
          FINANCING ACTIVITIES..........................       (18,185)      (8,367)       97,080
                                                            ----------    ---------    ----------
Effect of exchange rate changes.........................         2,424        1,998           505
Net increase (decrease) in cash.........................        (2,522)     (16,108)       24,834
Cash at beginning of period.............................        11,240       27,348         2,514
                                                            ----------    ---------    ----------
Cash at end of period...................................    $    8,718   $   11,240    $   27,348
                                                            ==========   ==========    ==========

Cash paid for interest..................................    $   16,809   $   17,559    $    8,302
                                                            ==========   ==========    ==========

Cash paid for income taxes..............................    $    3,131   $      934    $      581
                                                            ==========   ==========    ==========



          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                                OTHER        RETAINED       TOTAL
                                               MEMBERS'     COMPREHENSIVE    EARNINGS      MEMBERS'
                                               CAPITAL      INCOME (LOSS)    (DEFICIT)      EQUITY
                                               --------     -------------    --------     ----------
Balance at December 31, 1996................   $ 17,922       $    (89)      $    630      $  18,463

Issuance of additional units................      5,250             --             --          5,250
Accretion of membership warrants............         (9)            --             --             (9)
Distributions to members, net of minority
  interest..................................         --             --         (2,914)        (2,914)
Comprehensive loss:
  Currency translation adjustment...........         --           (401)            --             --
  Net loss for 1997.........................         --             --         (3,945)            --
    Total comprehensive loss................         --             --             --         (4,346)
                                               --------       --------       --------      ---------
Balance at December 31, 1997................     23,163           (490)        (6,229)        16,444

Issuance of additional units................        150             --             --            150
Notes receivable for unit purchase..........       (121)            --             --           (121)
Repurchase of membership units..............        (14)            --             --            (14)
Accretion of membership warrants............       (902)            --             --           (902)
Distributions to members....................         --             --           (195)          (195)
Comprehensive loss:
  Currency translation adjustment...........         --           (125)            --             --
  Net loss for 1998.........................         --             --            (90)            --
    Total comprehensive loss................         --             --             --           (215)
                                               --------       --------       --------      ---------
Balance at December 31, 1998................     22,276           (615)        (6,514)        15,147

Issuance of additional units................        970             --             --            970
Notes receivable for unit purchase..........        380             --             --            380
Repurchase of membership units..............     (5,142)            --             --         (5,142)
Accretion of membership warrants............       (401)            --             --           (401)
Distributions to members....................         --             --         (4,720)        (4,720)
Comprehensive income:
  Currency translation adjustment...........         --           (881)            --             --
  Net income for 1999.......................         --             --          4,978             --
    Total comprehensive income..............         --             --             --          4,097
                                               --------       --------       --------      ---------
Balance at December 31, 1999................   $ 18,083       $ (1,496)      $ (6,256)     $  10,331
                                               ========       ========       ========      =========

         See accompanying notes to consolidated financial statements.
                                       26

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

    Advanced Accessory Systems, LLC (the "Company") is engaged in the design, manufacture and supply of towing and rack systems and accessories for the automotive original equipment manufacturer ("OEM") market and the automotive aftermarket. The Company's business commenced on September 28, 1995, with the acquisition of certain of the net assets of MascoTech Accessories (the "Predecessor"), a division of MascoTech, Inc., through the Company's majority-owned subsidiary, SportRack, LLC. As described in Note 2, in October 1996 the Company acquired Brink B.V., in July and August of 1997 acquired the sportrack division of Bell Sports Corporation, Nomadic Sports, Inc. and certain net assets of Valley Industries, Inc. and in January and February 1998 acquired the net assets of the towbar segment of Ellebi S.p.A. and the net assets of Transfo-Rakzs, Inc.

PRINCIPLES OF CONSOLIDATION

    The Company includes the accounts of the following:

                        SportRack, LLC................    100% owned by Advanced Accessory Systems, LLC
                          SportRack Automotive, GmbH..    A German corporation, 100% owned by SportRack, LLC
                          SportRack International,
                           Inc and its consolidated
                           subsidiary.................    A Canadian corporation, 100% owned by SportRack, LLC
                        AAS Holdings, Inc.............    100% owned by Advanced Accessory Systems, LLC
                          Brink International B.V and
                           its consolidated
                           subsidiaries...............    A Dutch corporation, 100% owned by AAS Holdings, Inc.
                        Valley Industries, LLC........    99% owned by Advanced Accessory Systems, LLC and 1%
                                                          owned by SportRack, LLC
                        ValTek, LLC...................    99% owned by Advanced Accessory Systems, LLC and 1%
                                                          owned by SportRack, LLC
                        AAS Capital Corporation.......    100% owned by Advanced Accessory Systems, LLC

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

FINANCIAL INSTRUMENTS

    Financial instruments at December 31, 1999 and 1998, including cash, accounts receivable and accounts payable, are recorded at cost, which approximates fair value due to the short-term maturities of these assets and liabilities. The carrying value of the obligations under the bank agreements are considered to approximate fair value as the agreements provide for interest rate revisions based on changes in prevailing market rates or were entered into at rates that approximate market rates at December 31, 1999 and 1998. The fair value of the Notes (as defined below) as of December 31, 1999 was approximately $112,500 based upon quoted prices in the market in which the Notes are traded. The fair value approximated the carrying value at December 31, 1998.

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

CURRENCY TRANSLATION

    The functional currency for the Company's foreign subsidiaries is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; translation adjustments are reported as a separate component of members' equity. Revenues, expenses and cash flows for foreign subsidiaries are translated at average exchange rates during the period; foreign currency transaction gains and losses are included in current earnings. The accompanying consolidated statement of operations for the years ended December 31, 1999, 1998 and 1997 includes net currency gains (losses) of $(7,912), $4,995 and $(6,097), respectively, relating primarily to debt denominated in U.S. Dollars at Brink International B.V., whose functional currency was the Dutch Guilder through December 31, 1998 and the European Euro during 1999. At December 31, 1999, U.S. Dollar denominated debt recorded at Brink includes intercompany debt and substantially all outstanding loans under the Company's Second Amended and Restated Credit Agreement.

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


                                                                          YEARS
                                                                         -------

          Buildings and improvements....................................  5-50
          Machinery, equipment and tooling..............................  2-10
          Furniture and fixtures........................................   5-7

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.      SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (continued)

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill of $80,674 and $87,079 (net of accumulated amortization of $11,194 and $8,400) at December 31, 1999 and 1998, respectively, represents the costs in excess of net assets acquired and is amortized using the straight line method over periods of up to 30 years.

    Debt issuance costs of $5,280 and $5,958, net of accumulated amortization at December 31, 1999 and 1998, respectively, are amortized over the terms of the loan agreements, which are six to ten years. Debt issuance cost amortization of $589, $587 and $551 for 1999, 1998 and 1997, respectively, has been included in interest expense.

IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

    The Company evaluates the potential impairment of goodwill on an ongoing basis and reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company determines the impairment of long-lived assets by comparing the undiscounted future net cash flows to be generated by the assets to their carrying value. Impairment losses are then measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. In 1998, as described in Note 3, the Company determined that certain intangible assets of its subsidiary, SportRack International, Inc. had been impaired.

INCOME TAXES

    The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Distributions are made to the members in amounts sufficient to meet the tax liability on the Company's domestic taxable income accruing to the individual members. Distributions to members, net of minority interest, of $4,720, $195 and $2,914 were made during 1999, 1998 and 1997 respectively.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering costs are expensed as incurred and aggregated approximately $10,302, $9,611 and $5,860 for the years ended December 31, 1999, 1998 and 1997, respectively.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

2.       ACQUISITIONS

    Acquisitions of the Company from inception through December 31, 1999 are as follows:

                                                                     PURCHASE      GOODWILL
                ACQUIRED COMPANY                  ACQUISITION DATE     PRICE       RECORDED     LOCATION       PRODUCT LINES
    -----------------------------------------    ------------------  --------     ---------   ------------    ---------------
    MascoTech Accessories....................    September 28, 1995   $46,050      $32,781    United States   Rack systems
    Brink B.V................................    October 30, 1996      54,339       27,730    Europe          Towing systems
    Sportrack division of Bell Sports........    July 2, 1997          13,505        1,198    Canada          Rack systems
    Nomadic Sports, Inc......................    July 24, 1997            849          433    Canada          Rack systems
    Valley Industries, Inc...................    August 5, 1997        56,478       32,891    United States   Towing systems
    Towbar segment of Ellebi S.p.A...........    January 2, 1998       21,938        5,645    Italy           Towing systems
    Tranfo-Rakzs, Inc........................    February 7, 1998       1,040          902    Canada          Rack systems

    The above acquisitions have each been accounted for in accordance with the purchase method of accounting. Accordingly, the respective purchase price of each acquisition has been allocated to assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The operating results of these entities have been included in the Company's consolidated financial statements since the date of each acquisition. Each acquisition represented the purchase of the net assets of the respective company with the exceptions of Brink B.V. and Nomadic Sports, Inc. which were purchases of the outstanding shares. Each company was purchased for cash except for Brink B.V. which was purchased for $54,339 in cash and a 12,500 Junior Subordinated Note denominated in Dutch Guilders ($7,340), to Brink Holdings, B.V.

    In February 2000, the Company, through Valley Industries, LLC, acquired the net assets of Titan Industries, Inc. ("Titan") for an aggregate purchase price of approximately $1,550, including estimated costs of the transaction. Titan is a designer, manufacturer and distributor of towballs and towing accessories to North America. The acquisition will be accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the estimated fair market value of the net assets acquired was approximately $1,200. The acquisition was financed primarily through the Company's revolving line of credit. Titan's sales approximated $1,500 for 1999 and Titan's net income, after consideration of pro forma adjustments for interest expense and amortization of goodwill, was not material.

Pro Forma Data

    The following unaudited pro forma consolidated results of operations have been prepared as if the Valley, SportRack International, Inc., Ellebi and Tranfo-Rakzs, Inc. acquisitions had occurred on January 1, 1997.


                                                                                                  1997
                                                                                               ----------
                    Net sales............................................................      $ 268,489
                    Income before extraordinary charge...................................          2,015
                    Net loss.............................................................         (5,401)

    Pro forma results for 1999 and 1998 have not been presented as they are substantially the same as the Company's actual results. The pro forma data is not intended to be a projection of future results.

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

    The SportRack International impairment and restructuring charges are comprised of the following:


                          Impairment of:
                            Goodwill.....................................      $  6,116
                            Other intangible assets......................         1,747    $  7,863
                                                                               --------

                          Restructuring charges for:
                            Product rationalization......................         1,068
                            Other costs..................................           832       1,900
                                                                               --------    --------
                                                                                           $  9,763
                                                                                           --------

    The restructuring charge related to inventory has been included in cost of sales and other costs have been included in selling, administrative and product development expenses in the accompanying 1998 consolidated statement of operations. All restructuring costs have been incurred as of December 31, 1998, including cash expenditures during 1998 of $258.

    Sales for SportRack International during the year ended December 31, 1998 were approximately $4,000 and total assets as of December 31, 1998 were approximately $7,100 after the impairment charge.

4.       LONG-TERM DEBT

    Long-term debt is comprised of the following:


                                                                                             OUTSTANDING AT
                                                                       INTEREST RATE AT       DECEMBER 31,
                                                                        DECEMBER 31,     ----------------------
                                                                            1999            1999        1998
                                                                       ----------------  ----------  ----------
                    Senior Subordinated Notes, less discount of $403
                      and $435, respectively.........................       9.75%         $ 124,597   $ 124,565
                    Second Amended and Restated Credit Agreement
                      (U.S. Credit Facility)
                         Term note A.................................       8.21%             9,082      14,777
                         Term note B.................................       8.45%            13,494      15,592
                         Revolving line of credit note...............         --                 --          --
                         Acquisition revolving note..................       8.22%            21,000      21,000
                    First Amended and Restated Credit Agreement
                      (Canadian Credit Facility)
                         Canadian term note..........................       7.25%            10,325      11,590
                         Canadian revolving line of credit note......         --                 --          --
                                                                                          ---------   ---------
                                                                                            178,498     187,524
                    Less -- current portion..........................                        12,449       7,398
                                                                                          ---------   ---------
                                                                                          $ 166,049   $ 180,126
                                                                                          =========   =========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

4.       LONG-TERM DEBT -- (CONTINUED)

SENIOR SUBORDINATED NOTES

    Borrowings under the Company's Series B Senior Subordinated Notes (the "Notes"), due October 1, 2007, are unsecured and are subordinated in right of payment to all existing and future senior indebtedness of the Company, including the loans under the U.S. and Canadian Credit Agreements described below. The Company, at its option, may redeem the Notes, in whole or in part, together with accrued and unpaid interest subsequent to October 1, 2002 at certain redemption prices as set forth by the indenture under which the Notes have been issued. In addition, at any time on or prior to October 1, 2000, the Company may redeem up to 35% of the aggregate principal amount of the Notes with the net cash proceeds of one or more public equity offerings at a redemption price equal to 109.75% of the principal amount to be redeemed. Upon the occurrence of a change of control of the Company, as defined by the indenture, the Company is required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount of the Notes. The indenture places certain limits on the Company, the most restrictive of which include, the incurrence of additional indebtedness by the Company, the payment of dividends on, and redemption of capital of the Company, the redemption of certain subordinated obligations, investments, sales of assets and stock of certain subsidiaries, transactions with affiliates, consolidations, mergers and transfers of all or substantially all of the Company's assets. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

SECOND AMENDED AND RESTATED CREDIT AGREEMENT

    The Company's Second Amended and Restated Credit Agreement ("U.S. Credit Facility"), which is administered by Bank One (formerly First Chicago NBD Bank) and The Chase Manhattan Bank ("Chase"), is secured by substantially all the assets of the Company and places certain restrictions on the Company related to indebtedness, sales of assets, investments, capital expenditures, dividend payments, management fees, and members' equity transactions. In addition, the agreement subjects the Company to certain restrictive covenants, including the attainment of designated operating ratios and minimum net worth levels. The Company, at its election, may make prepayments of the term notes under the credit agreement on a pro-rata basis. Additionally, mandatory prepayments of the term notes are required in the event of sales of assets meeting certain criteria, as set forth by the agreement, or based upon periodic calculations of excess cash flows, as defined by the agreement.

    The U.S. Credit Facility provides for two term notes (Term note A and Term note B), a revolving line of credit note and an acquisition note. Loans under each of the term notes and the revolving note can be converted, at the election of the Company, in whole or in part, into Base Rate Loans or Eurocurrency Loans. Interest is payable in arrears quarterly on Base Rate Loans, and in arrears in one, two or three months on Eurocurrency Loans, as determined by the length of the Eurocurrency Loan, as selected by the Company. Interest is charged at an adjustable rate plus the applicable margin. The applicable margin is based upon the Company's Senior Debt Ratio, as defined by the Credit Agreement. Eurocurrency Loans under the each of the term notes can be made in U.S. dollars or certain other currencies, at the option of the Company. The U.S. Credit Facility also provides for a Letter of Credit Facility. At December 31, 1999, no letters of credit were outstanding.

Term note A

    On October 30, 1996 the Company borrowed $65,000 under Term note A. On October 1, 1997 the Company made a mandatory prepayment totaling $43,475 in connection with the issuance of the Notes. A mandatory prepayment of $1,597 was made in June 1999 for the excess cash flows of the Company as defined by the Credit Agreement. The applicable margin for Term note A ranges from .75% to 2.0% for Base Rate Loans and from 1.75% to 3.0% for Eurocurrency Loans. Repayments under the note are required in the following installments:


                              QUARTERLY
                ------------------------------------------
                March 31, 2000 through September 30, 2000............................................    $  736
                December 31, 2000 through June 30, 2002..............................................       883
                Final installment on September 30, 2002..............................................       693

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

4.       LONG-TERM DEBT -- (CONTINUED)

Term note B

    On August 5, 1997, the Company borrowed $55,000 under Term note B. On October 1, 1997 the Company made a mandatory prepayment totaling $39,044 in connection with the issuance of the Notes. A mandatory prepayment of $1,806 was made in June 1999 for the excess cash flows of the Company as defined by the Credit Agreement. The applicable margin for Term note B ranges from 1.25% to 2.5% for Base Rate Loans and from 2.25% to 3.5% for Eurocurrency Loans. Repayments under Term note B are required in the following installments:


                March 31, 2000 through September 30, 2003 (quarterly)................................    $    73
                December 31, 2003....................................................................      2,914
                March 30, 2004 and June 30, 2004.....................................................      3,764
                October 30, 2004.....................................................................      1,957

Revolving line of credit note

    The Company has the ability to borrow up to $25,000 under the revolving line of credit which expires on October 30, 2003. Available borrowings, however, are limited to a defined borrowing base amount equal to 85% eligible domestic accounts receivable and 80% of certain eligible foreign accounts receivable. The base borrowing amount is increased by the lesser of the sum of 50% of domestic eligible inventory and 40% to 50% of certain eligible foreign inventory or $10,000. Available borrowings are reduced by amounts outstanding under the Canadian revolving line of credit note described below and outstanding letters of credit. The applicable margin for the revolving line of credit ranges from
 .75% to 2.0% for Base Rate Loans and from 1.75% to 3.0% for Eurocurrency Loans. A commitment fee of .375% to .5% is charged on the unused balance based on the Company's Senior Leverage Ratio, as defined. At December 31, 1999, $25,000 was available under the facility.

Acquisition note

    On December 31, 1997, the Company borrowed $21,000 under its acquisition note. The proceeds were used to acquire the net assets of Ellebi on January 2, 1998, as discussed in Note 2. The applicable margin for the acquisition note ranges from .75% to 2.0% for Base Rate Loans and from 1.75% to 3.0% for Eurocurrency Loans. Repayments under the acquisition note are due in sixteen equal quarterly installments of $1,313 beginning on January 1, 2000.


FIRST AMENDED AND RESTATED CREDIT AGREEMENT

    The Company's First Amended and Restated Credit Agreement ("Canadian Credit Facility"), which is administered by Bank One and Chase, is secured by substantially of all the assets of the Company's Canadian subsidiaries and is guaranteed by the Company.

    The Canadian Credit Facility provides for a C$20,000 term note and a C$4,000 revolving note, (U.S. $13,857 and U.S. $2,771) at December 31, 1999, respectively. Loans under each of the notes can be converted at the election of the company, in whole or in part, into Floating Rate advances, U.S. Base Rate advances or LIBOR advances. Floating rate advances are denominated in Canadian dollars and bear interest at a variable rate based on the bank's prime lending rate plus a variable margin. U.S. Base Rate advances are denominated in U.S. dollars and bear interest at the bank's prime lending rate plus a variable margin. LIBOR advances are denominated in U.S. dollars and bear interest at LIBOR plus a variable margin. The variable margin is based upon the Company's Senior Debt Ratio, as defined by the Canadian Credit Facility and ranges from
 .5% to 1.75% for U.S. Base Rate advances and from 1.5% to 2.75% for LIBOR advances.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

4.       LONG-TERM DEBT -- (continued)

Canadian term note

    Repayments under the Canadian term note are required in the following installments:


                              QUARTERLY
              ------------------------------------------
              March 31, 2000 through September 30, 2000..............................................    $  599
              December 31, 2000 through June 30, 2003................................................       711
              Final installment on October 30, 2003..................................................       707

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

    The warrants are being accreted to their estimated redemption value through periodic charges against Members' Equity through the earlier of October 30, 2001 or the time redemption first becomes available. Thereafter the warrants will be recorded at the then estimated redemption value. The aforementioned warrants have been presented as mandatorily redeemable warrants in the accompanying balance sheets.

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

SCHEDULED MATURITIES

    The aggregate scheduled annual principal payments due in each of the years ending December 31, is as follows:

       2000......................................................................................   $  12,449
       2001......................................................................................      11,919
       2002......................................................................................      10,846
       2003......................................................................................       9,200
       2004......................................................................................       9,487
       thereafter................................................................................     125,000
                                                                                                    ---------

       Less -- discount...........................................................................       (403)
                                                                                                    ---------
                                                                                                    $ 178,498
                                                                                                    =========

5.       INCOME TAXES

    The Company's C corporation subsidiaries and taxable foreign subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company and certain domestic subsidiaries are limited liability corporations; as such, the Company's earnings are included in the taxable income of the Company's members. Income
(loss) before minority interest and income taxes (net of the pre-tax charge resulting from debt extinguishments) were attributable to the following sources:


                                                                                           YEAR ENDED
                                                                                           DECEMBER 31,
                                                                            -------------------------------------------
                                                                               1999            1998             1997
                                                                            ----------      ----------       ----------
             United States..............................................     $ 10,925        $ 10,002         $  2,872
             Foreign....................................................       (5,530)         (9,189)          (9,941)
                                                                             --------        --------         --------
                                                                             $  5,395        $    813         $ (7,069)
                                                                             ========        ========         ========

    The provision (benefit) for income taxes, including $365 of income tax benefit allocated to the extraordinary charge in 1997, is comprised of the following:


                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                            -----------------------------------------
                                                                               1999           1998            1997
                                                                            ----------    ------------     ----------
             CURRENTLY PAYABLE
               United States............................................     $    14        $    --         $    --
               Foreign..................................................       2,836          1,591             290
                                                                             -------        -------         -------
                                                                               2,850          1,591             290
                                                                             -------        -------         -------
             DEFERRED
               United States............................................          --             --              --
               Foreign..................................................      (2,433)          (688)         (3,511)
                                                                             -------        -------         -------
                                                                              (2,433)          (688)         (3,511)
                                                                             -------        -------         -------
                                                                             $   417        $   903         $(3,221)
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


                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

5.       INCOME TAXES -- (CONTINUED)

    The effective tax rates differ from the U.S. federal income tax rate as follows:


                                                                                              YEAR ENDED
                                                                                             DECEMBER 31,
                                                                               -----------------------------------------
                                                                                  1999           1998            1997
                                                                               -----------    -----------     ----------

             Income tax provision (benefit) at U.S. statutory rate (35%)..      $ 1,887        $   286         $(2,474)
             U. S. income taxes attributable to members...................       (3,823)        (3,502)         (1,005)
             Change in valuation allowance................................          854          4,225              --
             Nondeductible foreign goodwill...............................          369            270             229
             Foreign rate differences and other, net......................        1,130           (376)             29
                                                                                -------        -------         -------
                                                                                $   417        $   903         $(3,221)
                                                                                =======        =======         =======

    Deferred tax assets and liabilities, related primarily to the Company's foreign subsidiaries, comprise the following:

                                                                                                     DECEMBER 31,
                                                                                               ---------------------
                                                                                                 1999         1998
                                                                                               --------     --------
             DEFERRED TAX ASSETS
             Net operating loss carryforwards of foreign subsidiaries.....................     $ 7,259      $ 4,689
             Fixed assets.................................................................       2,918        5,185
             Goodwill.....................................................................         573          621
             Inventory....................................................................         133          150
             Other........................................................................       1,642          427
                                                                                               -------      -------
                                                                                                12,525       11,072
                                                                                               -------      -------
             DEFERRED TAX LIABILITIES
             Fixed assets.................................................................      (3,938)      (5,816)
             Inventory....................................................................        (889)      (1,363)
             Employee benefits............................................................        (177)        (159)
             Other........................................................................        (309)        (166)
                                                                                               -------      -------
                                                                                                (5,313)      (7,504)
             Valuation allowance..........................................................      (5,258)      (4,225)
                                                                                               -------      -------
             Net deferred tax asset (liability)...........................................     $ 1,954      $  (657)
                                                                                               =======      =======

    The net operating loss carryforwards of the Company's European subsidiaries approximate $5,718 at December 31, 1999 and have no expiration date. The net operating loss carryforwards of the Company's Canadian subsidiaries approximate $13,740 at December 31, 1999 and expire primarily in 2005 through 2007. As of December 31, 1999 and 1998, respectively, the Company recorded a valuation allowance of $5,258 and $4,225 based upon management's current assessment of the likelihood of realizing the Canadian subsidiaries' deferred tax assets. Management believes that it is more likely than not that the related deferred tax assets recorded for its other subsidiaries will be realized and no valuation allowance has been provided against such amounts as of December 31, 1999. If certain substantial changes in the Company's ownership should occur, there could be an annual limit on the amount of certain carryforwards which can be utilized.

6.       RELATED PARTY TRANSACTIONS AND ALLOCATIONS

    A portion of the Company's U.S. Credit Facility and $20,000 Senior Subordinated Loans, as described in Note 4, is with Chase and CB Capital Investors, Inc., respectively, affiliates of certain members of the Company.

    Charges to operations related to consulting services provided to the Company by certain members of the Company aggregated approximately $400, $386 and $350 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Certain employees and consultants of the Company hold Class A Units of the Company. During the year ended December 31, 1999, the Company acquired the equity instruments owned by its former president for $4,250.

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

    The Company has issued options to purchase Class A Units which are outstanding under the Company's 1995 Option Plan ("the Plan"). As of December 31, 1999 and 1998, the Company was authorized under the Plan to issue options to purchase up to 4,200 Class A Units to officers, directors and employees of the Company and its subsidiaries. At December 31, 1999, there were 179 options that remained available for grant under the Plan.

    Information concerning options to purchase Class A Units is as follows:


                                                         1999                       1998                      1997
                                               ------------------------   ------------------------  ------------------------
                                                              WEIGHTED                   WEIGHTED                  WEIGHTED
                                                              AVERAGE                    AVERAGE                   AVERAGE
                                                NUMBER OF     EXERCISE     NUMBER OF     EXERCISE    NUMBER OF     EXERCISE
                                                  UNITS         PRICE        UNITS        PRICE        UNITS        PRICE
                                               -----------   -----------  -----------  -----------  -----------  -----------
        Outstanding at January 1.............      3,971       $ 1,343        3,903      $ 1,415        3,525      $ 1,000
        Options granted......................         50       $ 4,000          280      $ 3,135          378      $ 5,287
        Options exercised....................        696       $ 1,251           --           --           --           --
        Options cancelled....................        920       $ 1,150          212      $ 5,035           --           --
                                                   -----                    -------                   -------
        Outstanding at December 31...........      2,405       $ 1,499        3,971      $ 1,343        3,903      $ 1,415
                                                   =====                    =======                   =======

        Exercisable at December 31...........      1,282       $ 1,532        1,665      $ 1,398          950      $ 1,058
                                                   =====                    =======                   =======


    All options granted have terms of 15 years and vest as follows:

                         WEIGHTED
                          AVERAGE
         NUMBER OF       EXERCISE
            UNITS          PRICE                                          VESTING PERIOD
         ---------      ---------    -------------------------------------------------------------------------------------
              129        $ 3,029       Options vest immediately.
            1,379        $ 1,469       Options vest over periods, generally up to ten years, as determined by the Option
                                       Committee. Vesting may be accelerated based on the results of a Liquidity Event, as defined in the Plan, or based upon the achievement of certain operating results of the Company or its subsidiaries.
              275        $ 1,000       Options vest based on the results of a Liquidity Event, as defined in the Plan.
              622        $ 1,469       Options vest based upon achievement of certain operating results of the Company.

    The Company has elected to continue applying the provisions of APB 25 and accordingly, recognized compensation cost of $400, $558 and $263 for the years ended December 31, 1999, 1998 and 1997, respectively. If compensation cost and the fair value of options granted had been determined based upon the fair value method in accordance with SFAS 123, the pro forma net income (loss) of the Company would have been $5,258, ($290) and ($3,985) the years ended December 31, 1999, 1998 and 1997, respectively. The weighted average fair value of options granted per unit was $2,300, $2,400 and $200 for the years ended December 31, 1999, 1998 and 1997, respectively. Options granted in 1999 and 1998 had exercise prices below market value and 1997 options had exercise prices in excess of market value at the date of grant.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

7.       OPTION PLAN -- (CONTINUED)

    The fair value of options granted and related pro forma compensation cost were estimated using the Black-Scholes option-pricing model with an expected volatility of zero and the following assumptions:


                                                          1999       1997       1996
                                                        --------   --------   --------
                   Dividend yield.....................     0.0%       0.0%       0.0%
                   Risk-free rate of return...........     6.0%      5.50%      6.12%
                   Expected option term (in years)....       8          8          8


    The following table summarizes the status of the Company's options outstanding and exercisable at December 31, 1999:


                                            OPTIONS OUTSTANDING
                            -----------------------------------------------------
                                                        WEIGHTED
                                                         AVERAGE
                                                        REMAINING
                            EXERCISE                   CONTRACTUAL      OPTIONS
                             PRICES         UNITS         LIFE        EXERCISABLE
                            --------       -------     -----------    -----------
                            $ 1,000         2,025          11            1,047
                            $ 3,029           129          13              129
                            $ 3,485            65          13               26
                            $ 4,000            50          14                8
                            $ 5,610           136          13               72


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

    The following table sets forth the change in the plan's benefit obligations and plan assets, and the funded status of the plan as of and for the years ended December 31, 1999 and 1998:


                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                    1999          1998
                                                                                  --------      --------
             Change in benefit obligation:
                Benefit obligation at beginning of year.........................  $ 2,301       $ 1,929
                Benefits earned during the year.................................      110            99
                Interest on projected benefit obligation........................      151           140
                Increase as a result in plan amendment..........................      363            --
                Actuarial loss (gain)...........................................     (362)          202
                Benefits paid...................................................      (72)          (69)
                                                                                  -------       -------
                Benefit obligation at end of year...............................    2,491         2,301
                                                                                  -------       -------
             Change in plan assets:
                Market value of assets at beginning of year.....................    1,831         1,586
                Actual return on plan assets....................................      147           167
                Employer contributions..........................................      284           147
                Benefits paid...................................................      (72)          (69)
                                                                                  -------       -------
                Market value of assets at end of year...........................    2,190         1,831
                                                                                  -------       -------
             Funded status......................................................     (301)         (470)
             Unrecognized prior service cost....................................      371             9
             Unrecognized net (gain) loss.......................................     (284)           49
                                                                                  -------       -------
             Accrued pension cost...............................................  $  (214)      $  (412)
                                                                                  =======       =======

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

8.       PENSION PLANS -- (CONTINUED)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    1999          1998        1997
                                                                                 ---------     ---------    -------
             Components of net periodic benefit cost:
                Service cost.................................................... $    110       $    99      $    75
                Interest cost...................................................      151           140          124
                Expected return on plan assets..................................     (175)         (147)        (302)
                Amortization of prior service cost..............................        1             1          174
                                                                                 --------       -------      -------
             Net periodic Benefit cost.......................................... $     87       $    93      $    71
                                                                                 ========       =======      =======


    The weighted average discount rate used in determining the actuarial present value of the accumulated benefit obligation was 7.75% and 6.75% at December 31, 1999 and 1998, respectively. The expected long-term rate of return on plan assets was 9.00% at December 31, 1999 and 1998.

    The Company has various defined contribution retirement plans for its domestic and certain foreign subsidiaries, including 401(k) plans, whereby participants can contribute a portion of their salary up to certain maximums established by the related plan documents. The Company makes matching contributions, which are based upon the amounts contributed by employees. The Company's matching contributions charged to operations aggregated $334, $306 and $229 in 1999, 1998 and 1997, respectively.

    Substantially all of the employees of Brink International B.V. are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit plan. Pension expense was $1,271, $1,302 and $660 for the years ended December 31, 1999, 1998 and 1997, respectively.

9.       OPERATING LEASES

    The Company leases certain equipment under leases expiring on various dates through 2004. Future minimum annual lease payments required under leases that have a noncancellable lease term in excess of one year at December 31, 1999 are as follows:

         2000......................................................      $ 3,802
         2001......................................................        3,313
         2002......................................................        2,543
         2003......................................................        1,430
         2004 and thereafter.......................................        1,555
                                                                         -------
                                                                         $12,643

    Rental expense charged to operations was approximately $4,169, $3,947 and $2,252 for the years ended December 31, 1999, 1998 and 1997, respectively.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

10.      ACCOUNT BALANCES

    Account balances included in the consolidated balance sheets are comprised of the following:

                                                                                                  DECEMBER 31,
                                                                                             ----------------------
                                                                                               1999           1998
                                                                                             -------        -------
         INVENTORIES
         Raw materials..............................................................         $13,043        $12,805
         Work-in-process............................................................           9,871         12,707
         Finished goods.............................................................          15,523         17,575
                                                                                             -------        -------
                                                                                             $38,437        $43,087
                                                                                             -------        -------
         PROPERTY AND EQUIPMENT
         Land, buildings and improvements...........................................         $23,694        $22,552
         Furniture, fixtures and computer hardware..................................           9,891          8,137
         Machinery, equipment and tooling...........................................          47,565         46,003
         Construction-in-progress...................................................           2,820          1,984
                                                                                             -------        -------
                                                                                              83,970         78,676
         Less-- accumulated depreciation............................................         (24,654)       (17,381)
                                                                                             -------        -------
                                                                                             $59,316        $61,295
                                                                                             -------        -------
         ACCRUED LIABILITIES
         Compensation and benefits..................................................         $12,350        $ 9,239
         Interest...................................................................           3,367          3,256
         Customer rebates and discounts.............................................           2,072            616
         Income taxes...............................................................           1,232          1,692
         Other taxes................................................................           1,257            766
         Other......................................................................           4,489          5,766
                                                                                             -------        -------
                                                                                             $24,767        $21,335

11.      COMMITMENTS AND CONTINGENCIES

    In February 1996, the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3,800 plus interest and reasonable attorney fees. The Company is currently assessing further actions in response to the verdict. During 1999, the Company increased its estimated accrual for this matter by $2,000 which charge is included in other expense. No amounts have been paid as of December 31, 1999.

    In addition to the above, the Company is party to various claims, lawsuits and administrative proceedings related to matters arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

                                                                                                YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                  -------------------------------------
                                                                                      1999         1998         1997
                                                                                  -----------  -----------  -----------
         REVENUES
           United States....................................................       $ 208,757    $ 190,300    $ 122,294
           The Netherlands..................................................          35,647       35,543       36,268
           Italy............................................................          19,211       19,900           --
           Other foreign....................................................          48,117       44,396       30,116
                                                                                   ---------    ---------    ---------
                                                                                   $ 311,732    $ 290,139    $ 188,678
                                                                                   =========    =========    =========
                                                                                                YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                  -------------------------------------
                                                                                      1999         1998         1997
                                                                                  -----------  -----------  -----------
         REVENUES
           Towing systems..................................................        $ 187,276    $ 175,236    $ 100,293
           Rack systems....................................................          124,456      114,903       88,385
                                                                                   ---------    ---------    ---------
                                                                                   $ 311,732    $ 290,139    $ 188,678
                                                                                   =========    =========    =========



                                                                                                DECEMBER 31,
                                                                                        --------------------------
                                                                                           1999           1998
                                                                                        -----------    -----------
           LONG-LIVED ASSETS
             United States........................................................       $ 94,991       $ 93,628
             The Netherlands......................................................         27,303         33,432
             Italy................................................................          8,235         10,774
             Other foreign........................................................         15,190         16,511
                                                                                         --------       --------
                                                                                         $145,719       $154,345


    The Company has two significant customers in the automotive OEM industry. Sales to these customers represented 36% and 12% for the year ended December 31, 1999, 32% and 11% for the year ended December 31, 1998, and 29% and 13% for the year ended December 31, 1997. Accounts receivable from these customers represented 35% and 5% of the Company's trade accounts receivable at December 31, 1999, and 42% and 6% at December 31, 1998, respectively.

    Although the Company is directly affected by the economic well being of the industries and customers referred to above, management does not believe significant credit risk exists at December 31, 1999. Consistent with industry practice, the Company does not require collateral to reduce such credit risk.

13.      CONDENSED CONSOLIDATING INFORMATION

    The Notes have been issued by the Company and its wholly-owned subsidiary, AAS Capital Corporation and are guaranteed on a full and unconditional and joint and several basis, by all of the Company's wholly-owned domestic subsidiaries. The following condensed consolidating financial information for 1999, 1998 and 1997 presents the financial position, results of operations and cash flows of
(i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V., SportRack International, Inc., and SportRack Automotive, GmbH. The operating results of the guarantor and non-guarantor subsidiaries include management fees of $1,410 and $320, respectively, for the year ended December 31, 1999 and $1,198 and $318, respectively, for the year ended December 31, 1998, in addition to having been charged interest on their intercompany balances. For the year ended December 31, 1997 the financial position and operating results of the guarantor and non-guarantor subsidiaries do not include any allocation of overhead or similar charges except that certain foreign subsidiaries were charged interest on their intercompany debt balance. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that the separate financial statements are not material to investors. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at December 31, 1999.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                  -------      ------------    ------------       -----------   ------------
   ASSETS
   Current assets
     Cash...................................    $        --     $     5,469      $     3,249      $        --      $    8,718
     Accounts receivable....................             --          32,087           14,831               --          46,918
     Inventories............................             --          16,361           22,076               --          38,437
     Deferred income taxes and other
      current assets........................             13           3,724            2,946               --           6,683
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............             13          57,641           43,102               --         100,756
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          32,014           27,302               --          59,316
   Goodwill, net............................          1,065          57,100           22,509               --          80,674
   Other intangible assets, net.............          4,423             390              916               --           5,729
   Deferred income taxes and other
     noncurrent assets......................             93           1,988            2,657               --           4,738
   Investment in subsidiaries...............         43,065           9,955               --          (53,020)             --
   Intercompany notes receivable............         99,537              --               --          (99,537)             --
                                               ------------     -----------      -----------      -----------      ----------
          Total assets......................   $    148,196     $   159,088      $    96,486      $  (152,557)     $  251,213
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBERS'
     EQUITY
   Current liabilities
     Current maturities of long-term debt...   $         --     $        --      $    12,449      $        --      $   12,449
     Accounts payable.......................             --          18,090            8,625               --          26,715
     Accrued liabilities and deferred
       income taxes.........................          5,524           9,231           10,012               --          24,767
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........          5,524          27,321           31,086               --          63,931
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities.................          1,553             608            3,931               --           6,092
   Long-term debt, less current maturities..        124,597              --           41,452               --         166,049
   Intercompany debt........................             --          64,189           35,348          (99,537)             --
   Mandatorily redeemable warrants..........          4,810              --               --               --           4,810
   Members' equity..........................         11,712          66,970          (15,331)         (53,020)         10,331
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity............................   $    148,196     $   159,088      $    96,486      $  (152,557)     $  251,213
                                               ============     ===========      ===========      ===========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                  -------      ------------    ------------       -----------   ------------
   ASSETS
   Current assets
     Cash...................................    $        --     $     5,636      $     5,604      $        --     $   11,240
     Accounts receivable....................             --          28,437           12,290               --         40,727
     Inventories............................             --          15,630           27,457               --         43,087
     Deferred income taxes and other
      current assets........................              4           2,687            1,553               --          4,244
                                                -----------     -----------      -----------      -----------     ----------
          Total current assets..............              4          52,390           46,904               --         99,298
                                                -----------     -----------      -----------      -----------     ----------
   Property and equipment, net..............             --          28,416           32,879               --         61,295
   Goodwill, net............................          1,105          59,261           26,713               --         87,079
   Other intangible assets, net.............          4,846             300            1,446               --          6,592
   Deferred income taxes and other
     noncurrent assets......................             28           2,285            2,404               --          4,717
   Investment in subsidiaries...............         34,373          10,022               --          (44,395)            --
   Intercompany notes receivable............        109,300              --               --         (109,300)            --
                                               ------------     -----------      -----------      ------------    ----------
          Total assets......................   $    149,656     $   152,674      $   110,346      $  (153,695)    $  258,981
                                               ============     ===========      ===========      ===========     ==========

   LIABILITIES AND MEMBERS'
     EQUITY
   Current liabilities
     Current maturities of long-term debt...   $         --     $        --      $     7,398      $        --     $    7,398
     Accounts payable.......................             --          14,260            8,855               --         23,115
     Accrued liabilities and deferred
       income taxes.........................          3,702           6,995           11,718               --         22,415
                                               ------------     -----------      -----------      -----------     ----------
          Total current liabilities.........          3,702          21,255           27,971               --         52,928
                                               ------------     -----------      -----------      -----------     ----------
   Deferred income taxes and other
     noncurrent liabilities.................          1,153           1,255            3,963               --          6,371
   Long-term debt, less current maturities..        124,565              --           55,561               --        180,126
   Intercompany debt........................             --          77,951           31,349         (109,300)            --
   Mandatorily redeemable warrants..........          4,409              --               --               --          4,409
   Members' equity..........................         15,827          52,213           (8,498)         (44,395)        15,147
                                               ------------     -----------      -----------      -----------     ----------
          Total liabilities and members'
          equity............................   $    149,656     $   152,674      $   110,346      $  (153,695)    $  258,981
                                               ============     ===========      ===========      ===========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                  -------      ------------    ------------       -----------   ------------
   Net sales................................     $       --      $  208,855     $   102,877        $       --     $  311,732
   Cost of sales............................             --         156,281          69,198                --        225,479
                                                 ----------      ----------     -----------        ----------     ----------
     Gross profit...........................             --          52,574          33,679                --         86,253
   Selling, administrative and product
     development expenses...................          1,624          25,141          23,493                --         50,258
   Amortization of intangible assets........             40           2,326             879                --          3,245
                                                 ----------      ----------     -----------        ----------     ----------
     Operating income (loss)................         (1,664)         25,107           9,307                --         32,750
   Interest expense.........................          4,933           5,559           6,961                --         17,453
   Equity in net income (loss) of
     subsidiaries                                    13,575              --              --           (13,575)            --
   Foreign currency gain (loss).............             --              --          (7,912)               --         (7,912)
   Other income (expense)...................         (2,000)             10              --                --         (1,990)
                                                 ----------      ----------     -----------        ----------     ----------
   Income (loss) before income taxes........          4,978          19,558          (5,566)          (13,575)         5,395
   Provision for income taxes...............             --              14             403                --            417
                                                 ----------      ----------     -----------        ----------     ----------
   Net income (loss)........................     $    4,978      $   19,544     $    (5,969)       $  (13,575)    $    4,978
                                                 ==========      ==========     ===========        ==========     ==========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                  -------      ------------    ------------       -----------   ------------
   Net sales................................     $       --      $  190,300     $    99,839        $       --     $  290,139
   Cost of sales............................             --         142,156          71,279                --        213,435
                                                 ----------      ----------     -----------        ----------     ----------
     Gross profit...........................             --          48,144          28,560                --         76,704
   Selling, administrative and product
     development expenses...................          1,560          23,631          25,648                --         50,839
   Amortization of intangible assets........             40           2,314           1,197                --          3,551
   Impairment charge                                     --              --           7,863                --          7,863
                                                 ----------      ----------     -----------        ----------     ----------
     Operating income (loss)................         (1,600)         22,199          (6,148)               --         14,451
   Interest expense.........................          3,700           6,888           8,045                --         18,633
   Equity in net income (loss) of
     subsidiaries                                     5,024              --              --            (5,024)            --
   Foreign currency gain....................             --              --           4,995                --          4,995
                                                 ----------      ----------     -----------        ----------     ----------
   Income (loss) before income taxes........           (276)         15,311          (9,198)           (5,024)           813
   Provision for income taxes...............             --              --             903                --            903
                                                 ----------      ----------     -----------        ----------     ----------
   Net income (loss)........................     $     (276)     $   15,311     $   (10,101)       $   (5,024)    $      (90)
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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                 GUARANTOR     NON-GUARANTOR   ELIMINATIONS/
                                                   ISSUERS     SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS   CONSOLIDATED
                                                 ----------    ------------    -------------   ------------   ------------
   Net sales................................     $       --      $  122,294     $    66,384      $       --     $  188,678
   Cost of sales............................             --          89,647          45,909              --        135,556
                                                 ----------      ----------     -----------      ----------     ----------
     Gross profit...........................             --          32,647          20,475              --         53,122
   Selling, administrative and product
     development expenses...................            721          14,685          15,944              --         31,350
   Amortization of intangible assets........             53           1,571             712              --          2,336
                                                 ----------      ----------     -----------      ----------     ----------
     Operating income (loss)................           (774)         16,391           3,819              --         19,436
   Interest expense.........................          3,348           3,760           5,519              --         12,627
   Equity in net income (loss) of
     subsidiaries...........................          5,169              --              --          (5,169)            --
   Foreign currency gain (loss).............          1,041              --          (7,138)             --         (6,097)
                                                 ----------      ----------     -----------      ----------     ----------
   Income (loss) before minority interest,
      extraordinary charge and income
      taxes.................................          2,088          12,631          (8,838)         (5,169)           712
   Provision (benefit) for income taxes.....             --              --          (2,856)             --         (2,856)
                                                 ----------      ----------     -----------      ----------     ----------
     Income (loss) before minority
       interest and extraordinary charge....          2,088          12,631          (5,982)         (5,169)         3,568
   Minority interest........................             --              97              --              --             97
                                                 ----------      ----------      ----------      ----------     ----------
   Extraordinary charge resulting from debt
       extinguishment.......................          6,153             525             738              --          7,416
                                                 ----------      ----------     -----------      ----------     ----------
   Net income (loss)........................     $   (4,065)     $   12,009     $    (6,720)     $   (5,169)    $   (3,945)
                                                 ==========      ==========     ===========      ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                 GUARANTOR      NON-GUARANTOR   ELIMINATIONS/
                                                   ISSUERS      SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS  CONSOLIDATED
                                                 -----------    ------------    -------------   ------------  ------------
   Net cash provided by (used for) operating
     activities..............................    $   (5,953)    $  26,715       $    4,252       $       --     $   25,014
                                                 ----------     ---------       ----------       ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --        (8,000)          (3,775)              --        (11,775)
                                                 ----------     ---------       ----------       ----------      ---------
       Net cash used for investing activities            --        (8,000)          (3,775)              --        (11,775)
                                                 ----------     ----------      ----------       ----------      ---------
   Cash flows provided by (used for)
     financing activities:
     Change in intercompany debt.............        10,148       (14,162)           4,014               --             --
     Repayment of debt.......................            --            --           (9,270)              --         (9,270)
     Issuance of membership units............            50            --               --               --             50
     Repurchase of membership units..........        (4,274)           --               --               --         (4,274)
     Collection on members notes receivable..            29            --               --               --             29
     Distributions from subsidiaries.........         4,720            --               --           (4,720)            --
     Distributions to members................        (4,720)       (4,720)              --            4,720         (4,720)
                                                 ----------     ---------       ----------       ----------     ----------
       Net cash provided by (used for)
         financing activities................         5,953       (18,882)          (5,256)              --        (18,185)
                                                 ----------     ---------       ----------       ----------     ----------

   Effect of exchange rate changes...........            --            --            2,424               --          2,424
                                                 ----------     ---------       ----------       ----------      ---------
   Net increase (decrease) in cash...........            --          (167)          (2,355)              --         (2,522)
   Cash at beginning of period...............            --         5,636            5,604               --         11,240
                                                 ----------     ---------       ----------       ----------     ----------
   Cash at end of period.....................    $       --     $   5,469       $    3,249       $       --     $    8,718
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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                 GUARANTOR     NON-GUARANTOR    ELIMINATIONS/
                                                   ISSUERS     SUBSIDIARIES    SUBSIDIARIES      ADJUSTMENTS  CONSOLIDATED
                                                 ----------    ------------    -------------    ------------  ------------
   Net cash provided by (used for) operating
     activities..............................    $   (4,216)    $  18,479       $    7,616       $       --     $   21,879
                                                 ----------     ---------       ----------       ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --        (4,358)          (5,640)              --         (9,998)
     Amount due from sellors of Valley
       Industries, Inc.......................            --         1,150               --               --          1,150
     Acquisition of subsidiaries, net of cash
       acquired..............................            --            --          (22,770)              --        (22,770)
                                                 ----------     ---------       ----------       ----------     ----------
       Net cash used for investing
         activities..........................            --        (3,208)         (28,410)              --        (31,618)
                                                 ----------     ---------       ----------       ----------     ----------
   Cash flows provided by (used for)
     financing activities:
     Change in intercompany debt.............         6,101       (11,657)           5,556               --             --
     Net reduction in revolving loan.........        (1,900)           --           (2,605)              --         (4,505)
     Repayment of debt.......................            --            --           (3,682)              --         (3,682)
     Issuance of membership units............            29            --               --               --             29
     Repurchase of membership units..........           (14)           --               --               --            (14)
     Distributions from subsidiaries.........           195            --               --             (195)            --
     Distributions to members................          (195)         (195)              --              195           (195)
                                                 ----------     ---------       ----------       ----------     ----------
       Net cash provided by (used for)
         financing activities................         4,216       (11,852)            (731)              --         (8,367)
                                                 ----------     ---------       ----------       ----------     ----------

   Effect of exchange rate changes...........            --            --            1,998               --          1,998
                                                 ----------     ---------       ----------       ----------      ---------
   Net increase (decrease) in cash...........            --         3,419          (19,527)              --        (16,108)
   Cash at beginning of period...............            --         2,217           25,131               --         27,348
                                                 ----------     ---------       ----------       ----------     ----------
   Cash at end of period.....................    $       --     $   5,636       $    5,604       $       --     $   11,240
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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                 GUARANTOR     NON-GUARANTOR    ELIMINATIONS/
                                                   ISSUERS     SUBSIDIARIES    SUBSIDIARIES      ADJUSTMENTS  CONSOLIDATED
                                                 ----------    ------------    -------------    ------------  ------------
   Net cash provided by (used for) operating
     activities..............................    $    3,522     $   5,092       $   (1,632)      $       --     $    6,982
                                                 ----------     ---------       ----------       ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --        (6,005)          (1,746)              --         (7,751)
     Amount due from sellors of Valley
       Industries, Inc.                                  --        (1,150)              --               --         (1,150)
     Acquisition of subsidiaries, net of cash
       acquired..............................            --       (56,478)         (14,354)              --        (70,832)
                                                 ----------     ---------       ----------       ----------     ----------
       Net cash used for investing
         activities..........................            --       (63,633)         (16,100)              --        (79,733)
                                                 ----------     ---------       ----------       ----------     ----------
   Cash flows provided by (used for)
     financing activities:
     Change in intercompany debt.............       (99,971)       76,412           23,559               --             --
     Proceeds from issuance of debt..........       124,529        55,000           35,521               --        215,050
     Increase (decrease) in revolving loan...         1,900        (4,300)           2,904               --            504
     Repayment of debt.......................       (27,699)      (63,500)         (22,049)              --       (113,248)
     Debt issuance costs.....................        (7,280)           --               --               --         (7,280)
     Issuance of membership units............         4,999            --               --               --          4,999
     Distributions from subsidiaries.........         2,915            --               --           (2,915)            --
     Distributions to members................        (2,915)       (2,945)              --            2,915         (2,945)
                                                 ----------     ---------       ----------       ----------     ----------
       Net cash provided by (used for)
         financing activities................        (3,522)       60,667           39,935               --         97,080
                                                 ----------     ---------       ----------       ----------     ----------

   Effect of exchange rate changes...........            --            --              505               --            505
                                                 ----------     ---------       ----------       ----------      ---------
   Net increase in cash......................            --         2,126           22,708               --         24,834
   Cash at beginning of period...............            --            91            2,423               --          2,514
                                                 ----------     ---------       ----------       ----------     ----------
   Cash at end of period.....................    $       --     $   2,217       $   25,131       $       --     $   27,348
                                                 ==========     =========       ==========       ==========     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the names and ages of each of the individuals that currently serve as a member (each, a "Board Member") of the Company's board of managers (the "Board of Managers"), executive officer and other significant employees of the Company.

                  NAME             AGE             POSITION
         ---------------------   ------ ------------------------------
         F. Alan Smith........     68   Chairman of the Board of Managers of the Company
         Terence C. Seikel....     43   President and Chief Executive Officer of the
                                        Company; Board Member
         Richard E. Borghi....     53   President and Chief Operating Officer of
                                        SportRack; Board Member
         Roger T. Morgan......     55   President of Valley; Board Member
         Gerrit de Graaf......     36   General Manager and Chief Executive Officer of
                                        Brink; Board Member
         Barry G. Steele......     29   Corporate Controller of the Company
         J. Wim Rengelink.....     45   Finance Director of Brink
         Bryan A. Fletcher....     40   Vice President of Aftermarket Operations of Valley
         Donald J. Hofmann, Jr     42   Board Member, Vice President and Secretary of the
                                        Company
         Barry Banducci.......     64   Board Member
         Gerard J. Brink......     56   Board Member


    F. Alan Smith has served in the automotive industry for 38 years and has been Chairman of the Board of Managers of the Company since its formation in September 1995. He served in various assignments at General Motors from 1956 to 1992, including President of GM Canada from 1978 to 1980. He was a member of the Board of Directors of General Motors from 1981 to 1992 and Chief Financial Officer of General Motors from 1981 to 1988. Mr. Smith is a director of The Minnesota Mining and Manufacturing Corporation ("3M"), TransPro, Inc. ("TransPro").

    Terence C. Seikel has served in the automotive industry for 16 years and has been President and Chief Executive Officer of the Company since April 15, 1999. From 1996 until April 15, 1999, Mr. Seikel served as Vice President of Finance and Administration and Chief Financial Officer of the Company and SportRack. From 1985 to 1996, Mr. Seikel was employed by Larizza Industries, a publicly held supplier of interior trim to the automotive industry, in various capacities including Chief Financial Officer.

    Richard E. Borghi has served in the automotive industry for 32 years and has been President and Chief Operating Officer of SportRack since April 15, 1999. From 1995 until April 15, 1999, Mr. Borghi, served as Executive Vice President of Operations and Chief Operating Officer of SportRack. From 1988 to 1995, Mr. Borghi held various senior management positions with MascoTech, and was the Executive Vice President of Operations of the MascoTech Division at the time of its acquisition by the Company.

    Roger T. Morgan has served in the automotive industry for 37 years and has been President of Valley since June 1990. Prior to joining Valley, he worked for General Motors for 12 years and Rockwell International Automotive Group as Vice President of Operations for 14 years.

    Gerrit de Graaf has been General Manager and Chief Executive Officer of Brink since November 1996. From 1989 to 1996, Mr. de Graaf worked for Philips Medical Systems as a consultant and most recently as Philips' Marketing Manager in the United States.

    Barry G. Steele has been Corporate Controller of the Company since June 1999. From 1997 until June 1999, Mr. Steele served as Manager of Financial Reporting of the Company. From 1993 to 1997, Mr. Steele was employed by Price Waterhouse LLP.

    J. Wim Rengelink has served in the automotive industry for 13 years and has been Finance Director of Brink since 1995. From 1988 to 1995 he worked in Brink's internal audit department.

    Bryan A. Fletcher has served in the automotive industry for 11 years and has been Vice President of Aftermarket Operations of Valley since 1991.

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


ITEM 11.   EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation for 1997 through 1999 for the chief executive officer of the Company and the four next most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                                        LONG-TERM
                                                                                                      COMPENSATION
                                                                 ANNUAL COMPENSATION                     AWARDS
                                                  -----------------------------------------------  -----------------
                                                                                       OTHER
                                                                                      ANNUAL           SECURITIES      ALL OTHER
                                         FISCAL       SALARY          BONUS        COMPENSATION        UNDERLYING     COMPENSATION
     NAME AND PRINCIPAL POSITION          YEAR          ($)            ($)              ($)            OPTIONS(#)         ($)
------------------------------------    --------  -------------  -------------  -----------------  -----------------  ------------
F. Alan Smith.......................      1999       228,000        114,000             --                 --                 --
  Chairman of the Company                 1998       217,000        105,000             --                 32                 --
                                          1997       200,000        100,000             --                 --                 --

Terence C. Seikel...................      1999       245,000        175,000             --                 --                 --
  President and Chief Executive           1998       215,000         95,000             --                 65                 --
Officer of the Company and SportRack      1997       200,600         94,000             --                 --                 --

Roger T. Morgan.....................      1999       263,000        100,000             --                 --                 --
  President and Chief Executive           1998       250,000         87,500             --                 --                 --
Officer of Valley                         1997       107,220         73,000             --                178                 --

Richard E. Borghi...................      1999       261,897        125,000             --                 --                 --
  President and Chief Operating           1998       219,965        115,000             --                 32                 --
Officer of SportRack                      1997       206,500         94,000             --                 --                 --

Gerrit de Graaf.....................      1999       164,830         68,660             --                 --                 --
  General Manager and Chief Executive     1998       154,425         45,414             --                 39                 --
  Officer of Brink                        1997       105,974          3,848             --                 --                 --

Marshall D. Gladchun................      1999       165,541          --                --                 --            600,338 (1)
  Former President and Chief Executive    1998       382,300        200,000             --                 86                 --
  Officer of the company and SportRack    1997       362,500        195,000             --                 --                 --

(1) includes severance and other termination compensation.
----------

                              OPTION GRANTS IN 1999

    During 1999, there were no options granted to the named executive officers. The following table sets forth information regarding outstanding membership unit options issued to the chief executive officer of the Company and the four next most highly compensated executive officers.

                                                                         NUMBER OF SECURITIES
                                                                              UNDERLYING            VALUE OF UNEXERCISED
                                                                          UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                                      SHARES                                AT YEAR END(#)              AT YEAR END($)
                                    ACQUIRED ON            VALUE             EXERCISABLE/               EXERCISABLE/
               NAME                 EXERCISE(#)         REALIZED($)          UNEXERCISABLE              UNEXERCISABLE
       --------------------    --------------------  ---------------   -------------------------    --------------------
       F. Alan Smith.......             --                  --                  275/207             1,320,000/994,000
       Terence C. Seikel...             --                  --                  345/320             1,656,000/ 1,536,000
       Roger T. Morgan.....             --                  --                   72/64                     --/ --
       Richard E. Borghi...             --                  --                  354/278             1,699,000/ 1,334,000
       Gerrit de Graaf.....             --                  --                   16/23                 77,000/110,400

----------

EMPLOYMENT AGREEMENTS

    Each of Terence C. Seikel, Roger T. Morgan, Richard E. Borghi and Gerrit de Graaf has entered into an employment agreement (collectively, the "Employment Agreements") with the Company. Mr. Seikel's Employment Agreement provides for an annual base salary of $250,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 50-70% of his base salary. Mr. Morgan's Employment Agreement provides for an annual base salary of $250,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 50% to 70% of his base salary. Mr. Borghi's Employment Agreement provides for an annual base salary of $250,000, subject to increases at the sole discretion of the Board of Managers, a bonus in the range of 30-50% of his base salary, and a one time bonus of $100,000 on the earlier of
(i) September 30, 2002, (ii) his termination date, and (iii) a sale of the Company. Mr. de Graaf's Employment Agreement provides for an annual base salary of NLG 170,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 30% to 50% of his base salary. The Employment Agreements also provide for twelve months of severance pay to the executive officer in the event such officer is terminated without cause (as defined in the Employment Agreement.)

    The Employment Agreements expire June 30, 2000 for Mr. Morgan and December 31, 2003 for Messrs Seikel and Borghi and automatically extend for successive two-year terms unless terminated by the Company upon 30 days notice prior to the expiration of the current term. The Employment Agreement for Mr. de Graaf may be terminated by either party upon three month's prior written notice. Each Employment Agreement prohibits the executive officer from disclosing non-public information about the Company. The Employment Agreements also require the executive officers to assign to the Company any designs, inventions and other related items and intellectual property rights developed or acquired by the executive officer during the term of his employment. In addition, for a period of five years after termination of employment (two years if the termination is without cause) each executive officer has agreed, in his respective Employment Agreement, not to (i) engage in any Competitive Business (as defined in the Employment Agreements), (ii) interfere with or disrupt any relationship between the Company and its customers, suppliers and employees and (iii) induce any employee of the Company to terminate his or her employment with the Company or engage in any Competitive Business.

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

MEMBERS' AGREEMENT

    Pursuant to the Third Amended and Restated Members' Agreement dated as of September 30, 1999 (the "Members' Agreement") among the Company and certain holders of outstanding units (the "Units") of the Company, such holders of the Units shall vote all Units held by them for election of a majority of the Board of Managers consisting of Terence C. Seikel and Richard E. Borghi (so long as each is employed by the Company), and F. Alan Smith, Barry Banducci, Gerard J. Brink and Roger T. Morgan (so long as each is a holder of a certain number of Units) (the "Enumerated Managers"). Chase has the ability to appoint up to 5 additional members of the Board of Managers. Pursuant to the voting provision of the Members' Agreement, Chase has the right, under certain circumstances, including breach by the Company of certain convanents, to replace the Enumerated Managers.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of March 17, 2000, the outstanding membership interests of the Company consisted of 15,869 Units. The following table sets forth certain information regarding the beneficial ownership of the Units by (i) each person known by the Company to own more than 5% of the Units, (ii) each named director, (iii) each named executive officer and (iv) all of the Company's directors and executive officers treated as a group. To the knowledge of the Company, each of such holders of Units has sole voting and investment power as to the Units owned unless otherwise noted.

                                                                           PERCENTAGE
                           NAME AND ADDRESS(1)               UNITS OWNED   OWNERSHIP(2)
              -------------------------------------------    -----------   ------------
              CB Capital Investors, L.P.(3)..............      10,251          61.44%
                380 Madison Avenue, 12th Floor
                New York, New York 10017
              MascoTech, Inc.............................       1,500           9.45
                275 Rex Boulevard
                Auburn Hills, Michigan 48326
              Celerity Partners..........................       1,500           9.45
                C/o Mark Benham
                300 Sand Hill Road
                Building 4, Suite 230
                Menlo Park, California 94025
              F. Alan Smith(4)...........................         575           3.56
              Terence C. Seikel(5).......................         585           3.60
              Roger T. Morgan(6).........................         161           1.01
              Gerrit de Graaf(7).........................          42           0.26
              Richard E. Borghi(8).......................         554           3.41
              Barry Banducci(9)..........................         452           2.81
                59 Old Quarry Road
                Guildford, Connecticut 06437
              Gerard J. Brink............................         410           2.58
                Lijsterbeslaan 10
                B-2950 Kapellen
                Belgium
              All directors and executive officers as a
              group (nine persons).......................       2,779          16.18


----------


(1) Unless otherwise indicated, address is c/o Advanced Accessory Systems, LLC, 12900 Hall Road, Suite 200, Sterling Heights, Michigan 48313.

(2) Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to the Units. Units subject to options or warrants currently exercisable or exercisable within 60 days of March 17, 2000 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3) CB Capital Investors, L.P. is an affiliate of CCP. Includes 501 Units subject to warrants exercisable within 60 days.

(4) Includes 275 Units subject to options exercisable within 60 days. 300 Units are owned by the F. Alan Smith Family Limited Partnership.

(5) Includes 385 Units subject to options exercisable within 60 days.

(6) Includes 72 Units subject to options exercisable within 60 days.

(7) Includes 16 Units subject to options exercisable within 60 days.

(8) Includes 354 Units subject to options exercisable within 60 days.

(9) Includes 202 Units subject to options exercisable within 60 days. All Units are owned by the Banducci Family, LLC.




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

    In connection with the acquisition of the MascoTech Division by the Company, the Company loaned Mr. Borghi $100,000 to enable him to make his initial equity investments in the Company. The loan bears interest at 6.2% and matures in September 2002.

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

              3.  Index to Exhibits:

                    EXHIBIT
                    NUMBER                      DESCRIPTION
                    ------      ------------------------------------------------
                     3.1        Amended and Restated Certificate of Formation of
                                AAS. Incorporated by reference to Exhibit 3.1 to AAS' Registration Statement on Form S-4 (File
                                No. 333-49011).
                     3.2        Third Amended and Restated Operating Agreement
                                of AAS. Incorporated by reference to Exhibit 3.2 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q
                                (File No. 333-49011).
                     3.3        Amended Bylaws of AAS. Incorporated by reference
                                to Exhibit 3.3 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q (File No. 333-49011).
                     3.4        Third Amended and Restated Members' Agreement
                                Dated as of September 30, 1999 among Advanced
                                Accessory Systems, LLC, and the Members that are parties hereto. Incorporated by reference to
                                Exhibit 3.4 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q (File No. 333-49011).
                     3.5        Amended and Restated Members' Agreement dated as
                                of September 30, 1999 among AAS Holdings, LLC,
                                CB Capital Investors, L.P. and MascoTech, Inc.
                                Incorporated by reference to Exhibit 3.5 to AAS'
                                Quarterly Report for the quarterly period ended
                                September 30, 1999 on Form 10-Q (File No.
                                333-49011).
                     4.1        Indenture dated as of October 1, 1997 for the
                                Notes (including the form of New Note attached as Exhibit B thereto) among the Issuers, the Guarantors named therein and First Union
                                National Bank, as Trustee. Incorporated by reference to Exhibit 4.1 to AAS' Registration
                                Statement on Form S-4 (File No. 333-49011).
                    10.1        Asset Purchase Agreement among MascoTech
                                Automotive Systems Group, Inc., MascoTech
                                Accessories, Inc. and Advanced Accessory
                                Systems, LLC dated as of September 28, 1995.
                                Incorporated by reference to Exhibit 10.1 to AAS' Registration Statement on Form S-4 (File
                                No. 333-49011).
                    10.2        Agreement for the Sale and Purchase of Shares in
                                Brink BV dated October 30, 1996 among AAS
                                Holdings, Inc., AAS Holdings, LLC, Brink Holding
                                BV and Brink BV. Incorporated by reference to
                                Exhibit 10.2 to AAS' Registration Statement on
                                Form S-4 (File No. 333-49011).
                    10.3        Asset Purchase Agreement among Bell Sports
                                Corp., Bell Sports Canada, Inc. and Advanced
                                Accessory Systems Canada Inc./Les Systemes d'Accessoire Advanced Canada Inc. dated as of July 2, 1997. Incorporated by reference to
                                Exhibit 10.3 to AAS' Registration Statement on
                                Form S-4 (File No. 333-49011).
                    10.4        Stock Purchase Agreement dated July 24, 1997
                                among Robert Boulard and Alan Hamer and Advanced
                                Accessory Systems Canada Inc. / Les Systems d'Accessoire Advanced Canada Inc. Incorporated by reference to Exhibit 10.4 to AAS'
                                Registration Statement on Form S-4 (File No.
                                333-49011).
                    10.5        Asset Purchase Agreement among Valley
                                Industries, LLC, Valley Industries, Inc., certain affiliates of Valley Industries, Inc., Robert L. Fisher and Roger T. Morgan dated as of
                                August 5, 1997. Incorporated by reference to
                                Exhibit 10.5 to AAS' Registration Statement on
                                Form S-4 (File No. 333-49011).
                    10.6        Preliminary Agreement for the Transfer of a
                                Business dated December 16, 1997 between Ellebi
                                S.p.A. and Brink Italia S.r.1. and Brink
                                International B.V. Incorporated by reference to
                                Exhibit 10.6 to AAS' Registration Statement on
                                Form S-4 (File No. 333-49011).
                    10.7        Second Amended and Restated Credit Facility
                                among AAS, SportRack, LLC, Brink International
                                BV, Brink BV and Valley Industries, LLC, as
                                Borrowers, NBD Bank as Administrative Agent and
                                Documentation and Collateral Agent and The Chase
                                Manhattan Bank as Co-Administrative Agent and
                                Syndication Agent dated August 5, 1997.
                                Incorporated by reference to Exhibit 10.7 to AAS' Registration Statement on Form S-4 (File
                                No. 333-49011).

                   EXHIBIT
                    NUMBER                      DESCRIPTION
                    ------      ------------------------------------------------
                    10.7(a)     Amendment No 1. Dated as of September 5, 1997 to
                                Second Amended and Restated Credit Agreement
                                Dated as of August 5, 1997 and Security
                                Agreements Dated as of October 5, 1996.
                                Incorporated by reference to Exhibit 10.7(a) to AAS' Annual Report on Form 10-K (File No.
                                333-49011) for the fiscal year ended December
                                31, 1998.
                    10.7(b)     Amendment No.2 Dated as of September 24, 1997 to
                                Second Amended and Restated Credit Agreement
                                Dated as of August 5, 1997. Incorporated by reference to Exhibit 10.7(b) to AAS' Annual
                                Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
                    10.7(c)     Amendment No. 3 Dated as of December 29, 1997 to
                                Second Amended and Restated Credit Agreement dated as of August 5, 1997. Incorporated by reference to Exhibit 10.7(c) to AAS' Annual
                                Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
                    10.7(d)     Amendment No. 4 Dated as of December 31, 1997 to
                                Second Amended and restated Credit Agreement
                                Dated as of August 5, 1997. Incorporated by reference to Exhibit 10.7(d) to AAS' Annual
                                Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
                    10.7(e)     Amendment No. 5 and Waiver Dated as of December
                                31, 1998 to Second Amended and Restated Credit
                                Agreement Dated as of August 5, 1997.
                                Incorporated by reference to Exhibit 10.7(e) to AAS' Annual Report on Form 10-K (File No.
                                333-49011) for the fiscal year ended December
                                31, 1998.
                    10.7(f)     Amendment No. 6 Dated as of August 10, 1999 to
                                Second Amended and Restated Credit Agreement
                                Dated as of August 5, 1997.
                    10.8        First Amended and Restated Credit Agreement
                                among SportRack International, Inc. and First
                                Chicago NBD Bank, Canada, The Chase Manhattan
                                Bank of Canada and The Bank of Nova Scotia dated as of March 19, 1998. Incorporated by reference to Exhibit 10.8 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
                    10.9        Amended and Restated Employment Agreement
                                between AAS and Richard Borghi dated September
                                30, 1999. Incorporated by reference to Exhibit
                                10.9 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q
                                (File No. 333-49011).
                   10.10        Employment Agreement between AAS and Marshall
                                Gladchun dated September 28, 1995. Incorporated by reference to Exhibit 10.10 to AAS'
                                Registration Statement on Form S-4 (File No.
                                333-49011).
                   10.11        Management Consulting Agreement between AAS and
                                Barry Banducci dated September 28, 1995.
                                Incorporated by reference to Exhibit 10.11 to AAS' Registration Statement on Form S-4 (File
                                No. 333-49011).
                   10.12        Management Consulting Agreement between AAS and
                                F. Alan Smith dated September 28, 1995.
                                Incorporated by reference to Exhibit 10.12 to AAS' Registration Statement on Form S-4 (File
                                No. 333-49011).
                   10.13        Amended and Restated Employment Agreement
                                between AAS and Terence C. Seikel dated
                                September 30, 1999. Incorporated by reference to
                                Exhibit 10.13 to AAS' Registration Statement on
                                Form S-4 (File No. 333-49011).
                   10.14        Employment Agreement between AAS and Roger T.
                                Morgan dated August 5, 1997. Incorporated by reference to Exhibit 10.14 to AAS' Registration
                                Statement on Form S-4 (File No. 333-49011).
                   10.15        Employment Agreement between Brink B.V. and
                                Gerrit de Graaf dated November 1, 1996.
                                Incorporated by reference to Exhibit 10.15 to AAS' Registration Statement on Form S-4 (File
                                No. 333-49011).
                   10.17        Lease dated as of January 24, 1997 between
                                Valley Industries Realty, L.P. and Valley
                                Industries, Inc.  Incorporated by reference to
                                Exhibit 10.17 to AAS' Registration Statement on
                                Form S-4 (File No. 333-49011).
                   10.18        Addendum to Sublease dated as of July 2, 1997
                                between Bell Sports Canada, Inc. and SportRack
                                International, Inc. (formerly known as Advanced
                                Accessory Systems Canada Inc./ Les Systems d'Accessoire Advanced Canada Inc.). Incorporated by reference to Exhibit 10.18 to AAS'
                                Registration Statement on Form S-4 (File No.
                                333-49011).
                   10.18(a)     Sublease Amending Agreement made as of the 1st
                                day of January, 2000, between Bell Sports Canada
                                Inc. and SportRack Accessories Inc. (previously known as SportRack International.
                   10.19        Lease dated May 25, 1994 between VBG Towbars AB
                                and VBG Produkter AB. Incorporated by reference to Exhibit 10.19 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
                   10.20        Lease Agreement for commercial use between
                                Ellebi S.p.A. and Brink Italia S.r.l.
                                Incorporated by reference to Exhibit 10.20 to AAS' Registration Statement on Form S-4 (File
                                No. 333-49011).
                   10.21        Registration Rights Agreement dated September
                                25, 1997 by and among Advanced Accessory
                                Systems, LLC, AAS Capital Corporation, the
                                Guarantors named therein and Chase Securities, Inc. and First Chicago Capital Markets, Inc.
                                Incorporated by reference to Exhibit 10.21 to AAS' Registration Statement on Form S-4 (File
                                No. 333-49011).
                   12.1         Statement Re: Computation of ratios
                   21.1         Subsidiaries of the Registrant Incorporated by
                                reference to Exhibit 21.1 to AAS' Registration
                                Statement on Form S-4 (File No. 333-49011).
                   24.1         Power of Attorney
                   27.1         Financial Data Schedule

         (b) Reports of form 8-K:

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

                                            By:     /s/    TERENCE C. SEIKEL
                                               --------------------------------
                                                           Terence C. Seikel

                                        President, Chief Executive Officer
                                   (Principal Executive Officer and Authorized
                                                   Signatory)

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 22nd day of March, 2000, by the following persons on behalf of the registrant and in the capacities as indicated.

                         Signature                                        Title
                         ---------                                        -----
                  /s/  TERENCE C. SEIKEL                   President, Chief Executive Officer and
              -----------------------------------          Manager (Principal Executive, Financial and
                       Terence C. Seikel                   Accounting Officer)


                             *                             Chairman of the Board of Managers
              -----------------------------------
                       F. Alan Smith

                             *                             Manager
              -----------------------------------
                      Barry Banducci

                             *                             Manager
              -----------------------------------
                   Gerard Jacobus Brink

                             *                             Manager
              -----------------------------------
                     Donald J. Hofmann

                             *                             Manager
              -----------------------------------
                       Richard Borghi

                             *                             Manager
              -----------------------------------
                       Roger T. Morgan

                             *                             Manager
              -----------------------------------
                      Gerrit de Graaf

              *By:   /s/  TERENCE C. SEIKEL
              -----------------------------------
              Terence C. Seikel, Attorney-in-Fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

Other than this annual report filed on Form 10-K, none.

                        ADVANCED ACCESSORY SYSTEMS, LLC-
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997,
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                           ADDITIONS
                                                                   -------------------------
                                                     BALANCE AT    CHARGED TO      CHARGED                   BALANCE
                                                    BEGINNING OF   COSTS AND      TO OTHER                  AT END OF
                                                        YEAR        EXPENSES    ACCOUNTS (1)  WRITE-OFFS      YEAR
                                                    ------------   -----------  ------------  ----------    ---------
         ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -------------------------------
  For the year ended December 31,
   1999........................................     $     2,766    $    2,670    $      (67)  $      372    $   4,997
   1998........................................           1,699         2,413           523        1,869        2,766
   1997........................................             605           458           734           98        1,699

            ALLOWANCE FOR INVENTORY AND
          LOWER OF COST OR MARKET RESERVE
          -------------------------------
  For the year ended December 31,
   1999........................................     $     3,917    $      573    $     (136)  $    1,137    $   3,217
   1998........................................           2,590         4,735            15        3,423        3,917
   1997........................................           1,579           423         1,303          715        2,590

         ALLOWANCE FOR REIMBURSABLE TOOLING
         ----------------------------------
  For the year ended December 31,
   1999........................................     $       324    $      230    $       --   $       13    $     541
   1998........................................             890           294            --          860          324
   1997........................................             368           195           493          166          890

           ALLOWANCE DEFERRED TAX ASSETS
           -----------------------------
   1999........................................     $     4,225    $      854   $       179  $        --    $   5,258
   1998........................................              --         4,225            --           --        4,225

----------

(1) Charges to other accounts include amounts related to acquired companies and the effects of changing foreign currency exchange rates for the Company's foreign subsidiaries.

                                 Exhibit Index
                                 -------------

          EXHIBIT
          NUMBER                        DESCRIPTION
          -------    -----------------------------------------------------------
            3.1      Amended and Restated Certificate of Formation of AAS.
                     Incorporated by reference to Exhibit 3.1 to AAS'
                     Registration Statement on Form S-4 (File No. 333-49011).
            3.2      Third Amended and Restated Operating Agreement of AAS.
                     Incorporated by reference to Exhibit 3.2 to AAS' Quarterly
                     Report for the quarterly period ended September 30, 1999 on
                     Form 10-Q (File No. 333-49011).
            3.3      Amended Bylaws of AAS. Incorporated by reference to Exhibit
                     3.3 to AAS' Quarterly Report for the quarterly period ended
                     September 30, 1999 on Form 10-Q (File No. 333-49011).
            3.4      Third Amended and Restated Members' Agreement Dated as of
                     September 30, 1999 among Advanced Accessory Systems, LLC,
                     and the Members that are parties hereto. Incorporated by
                     reference to Exhibit 3.4 to AAS' Quarterly Report for the
                     quarterly period ended September 30, 1999 on Form 10-Q
                     (File No. 333-49011).
            3.5      Amended and Restated Members' Agreement dated as of
                     September 30, 1999 among AAS Holdings, LLC, CB Capital
                     Investors, L.P. and MascoTech, Inc. Incorporated by
                     reference to Exhibit 3.5 to AAS' Quarterly Report for the
                     quarterly period ended September 30, 1999 on Form 10-Q
                     (File No. 333-49011).
            4.1      Indenture dated as of October 1, 1997 for the Notes
                     (including the form of New Note attached as Exhibit B
                     thereto) among the Issuers, the Guarantors named therein
                     and First Union National Bank, as Trustee. Incorporated by
                     reference to Exhibit 4.1 to AAS' Registration Statement on
                     Form S-4 (File No. 333-49011).
            10.1     Asset Purchase Agreement among MascoTech Automotive Systems
                     Group, Inc., MascoTech Accessories, Inc. and Advanced
                     Accessory Systems, LLC dated as of September 28, 1995.
                     Incorporated by reference to Exhibit 10.1 to AAS'
                     Registration Statement on Form S-4 (File No. 333-49011).
            10.2     Agreement for the Sale and Purchase of Shares in Brink BV
                     dated October 30, 1996 among AAS Holdings, Inc., AAS
                     Holdings, LLC, Brink Holding BV and Brink BV. Incorporated
                     by reference to Exhibit 10.2 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
            10.3     Asset Purchase Agreement among Bell Sports Corp., Bell
                     Sports Canada, Inc. and Advanced Accessory Systems Canada
                     Inc./Les Systemes d'Accessoire Advanced Canada Inc. dated
                     as of July 2, 1997. Incorporated by reference to Exhibit
                     10.3 to AAS' Registration Statement on Form S-4 (File No.
                     333-49011).
            10.4     Stock Purchase Agreement dated July 24, 1997 among Robert
                     Boulard and Alan Hamer and Advanced Accessory Systems
                     Canada Inc. / Les Systems d'Accessoire Advanced Canada Inc.
                     Incorporated by reference to Exhibit 10.4 to AAS'
                     Registration Statement on Form S-4 (File No. 333-49011).
            10.5     Asset Purchase Agreement among Valley Industries, LLC,
                     Valley Industries, Inc., certain affiliates of Valley
                     Industries, Inc., Robert L. Fisher and Roger T. Morgan
                     dated as of August 5, 1997. Incorporated by reference to
                     Exhibit 10.5 to AAS' Registration Statement on Form S-4
                     (File No. 333-49011).
            10.6     Preliminary Agreement for the Transfer of a Business dated
                     December 16, 1997 between Ellebi S.p.A. and Brink Italia
                     S.r.1. and Brink International B.V. Incorporated by
                     reference to Exhibit 10.6 to AAS' Registration Statement on
                     Form S-4 (File No. 333-49011).
            10.7     Second Amended and Restated Credit Facility among AAS,
                     SportRack, LLC, Brink International BV, Brink BV and Valley
                     Industries, LLC, as Borrowers, NBD Bank as Administrative
                     Agent and Documentation and Collateral Agent and The Chase
                     Manhattan Bank as Co-Administrative Agent and Syndication
                     Agent dated August 5, 1997. Incorporated by reference to
                     Exhibit 10.7 to AAS' Registration Statement on Form S-4
                     (File No. 333-49011).
            10.7(a)  Amendment No 1. Dated as of September 5, 1997 to Second
                     Amended and Restated Credit Agreement Dated as of August 5,
                     1997 and Security Agreements Dated as of October 5, 1996.
                     Incorporated by reference to Exhibit 10.7(a) to AAS' Annual
                     Report on Form 10-K (File No. 333-49011) for the fiscal
                     year ended December 31, 1998.
            10.7(b)  Amendment No.2 Dated as of September 24, 1997 to Second
                     Amended and Restated Credit Agreement Dated as of August 5,
                     1997. Incorporated by reference to Exhibit 10.7(b) to AAS'
                     Annual Report on Form 10-K (File No. 333-49011) for the
                     fiscal year ended December 31, 1998.
            10.7(c)  Amendment No. 3 Dated as of December 29, 1997 to Second
                     Amended and Restated Credit Agreement dated as of August 5,
                     1997. Incorporated by reference to Exhibit 10.7(c) to AAS'
                     Annual Report on Form 10-K (File No. 333-49011) for the
                     fiscal year ended December 31, 1998.
            10.7(d)  Amendment No. 4 Dated as of December 31, 1997 to Second
                     Amended and restated Credit Agreement Dated as of August 5,
                     1997. Incorporated by reference to Exhibit 10.7(d) to AAS'
                     Annual Report on Form 10-K (File No. 333-49011) for the
                     fiscal year ended December 31, 1998.
            10.7(e)  Amendment No. 5 and Waiver Dated as of December 31, 1998 to
                     Second Amended and Restated Credit Agreement Dated as of
                     August 5, 1997. Incorporated by reference to Exhibit
                     10.7(e) to AAS' Annual Report on Form 10-K (File No.
                     333-49011) for the fiscal year ended December 31, 1998.
            10.7(f)  Amendment No. 6 Dated as of August 10, 1999 to Second
                     Amended and Restated Credit Agreement Dated as of August 5,
                     1997.
            10.8     First Amended and Restated Credit Agreement among SportRack
                     International, Inc. and First Chicago NBD Bank, Canada, The
                     Chase Manhattan Bank of Canada and The Bank of Nova Scotia
                     dated as of March 19, 1998. Incorporated by reference to
                     Exhibit 10.8 to AAS' Registration Statement on Form S-4
                     (File No. 333-49011).
            10.9     Amended and Restated Employment Agreement between AAS and
                     Richard Borghi dated September 30, 1999. Incorporated by
                     reference to Exhibit 10.9 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q
                     (File No. 333-49011).
            10.10    Employment Agreement between AAS and Marshall Gladchun
                     dated September 28, 1995. Incorporated by reference to
                     Exhibit 10.10 to AAS' Registration Statement on Form S-4
                     (File No. 333-49011).

                                  Exhibit Index
                                  -------------

          EXHIBIT
          NUMBER                        DESCRIPTION
          -------    -----------------------------------------------------------
          10.11      Management Consulting Agreement between AAS and Barry
                     Banducci dated September 28, 1995. Incorporated by
                     reference to Exhibit 10.11 to AAS' Registration Statement
                     on Form S-4 (File No. 333-49011).
          10.12      Management Consulting Agreement between AAS and F. Alan
                     Smith dated September 28, 1995. Incorporated by reference
                     to Exhibit 10.12 to AAS' Registration Statement on Form S-4
                     (File No. 333-49011).
          10.13      Amended and Restated Employment Agreement between AAS and
                     Terence C. Seikel dated September 30, 1999. Incorporated by reference to Exhibit 10.13 to AAS' Registration Statement
                     on Form S-4 (File No. 333-49011).
          10.14      Employment Agreement between AAS and Roger T. Morgan dated
                     August 5, 1997. Incorporated by reference to Exhibit 10.14 to AAS' Registration Statement on Form S-4 (File No.
                     333-49011).
          10.15      Employment Agreement between Brink B.V. and Gerrit de Graaf dated November 1, 1996. Incorporated by reference to
                     Exhibit 10.15 to AAS' Registration Statement on Form S-4
                     (File No. 333-49011).
          10.17      Lease dated as of January 24, 1997 between Valley
                     Industries Realty, L.P. and Valley Industries, Inc.
                     Incorporated by reference to Exhibit 10.17 to AAS'
                     Registration Statement on Form S-4 (File No. 333-49011).
          10.18      Addendum to Sublease dated as of July 2, 1997 between Bell
                     Sports Canada, Inc. and SportRack International, Inc.
                     (formerly known as Advanced Accessory Systems Canada Inc./
                     Les Systems d'Accessoire Advanced Canada Inc.).
                     Incorporated by reference to Exhibit 10.18 to AAS'
                     Registration Statement on Form S-4 (File No. 333-49011).
          10.18(a)   Sublease Amending Agreement made as of the 1st day of
                     January, 2000, between Bell Sports Canada Inc. and
                     SportRack Accessories Inc. (previously known as SportRack
                     International.
          10.19      Lease dated May 25, 1994 between VBG Towbars AB and VBG
                     Produkter AB. Incorporated by reference to Exhibit 10.19 to
                     AAS' Registration Statement on Form S-4 (File No.
                     333-49011).
          10.20      Lease Agreement for commercial use between Ellebi S.p.A.
                     and Brink Italia S.r.l. Incorporated by reference to
                     Exhibit 10.20 to AAS' Registration Statement on Form S-4
                     (File No. 333-49011).
          10.21      Registration Rights Agreement dated September 25, 1997 by
                     and among Advanced Accessory Systems, LLC, AAS Capital
                     Corporation, the Guarantors named therein and Chase
                     Securities, Inc. and First Chicago Capital Markets, Inc.
                     Incorporated by reference to Exhibit 10.21 to AAS'
                     Registration Statement on Form S-4 (File No. 333-49011).
          12.1       Statement Re: Computation of ratios
          21.1       Subsidiaries of the Registrant Incorporated by reference to
                     Exhibit 21.1 to AAS' Registration Statement on Form S-4
                     (File No. 333-49011).
          24.1       Power of Attorney
          27.1       Financial Data Schedule