Form 10-Q
period 2000-03-31
ADVANCED ACCESSORY SYSTEMS LLC
filed 2000-05-11
CIK 1057836

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                 to
                                    ---------------    ----------------
                                 --------------


                        COMMISSION FILE NUMBER 333-49011
                                               ---------

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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                      INDEX

                                                                 Page No.


Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of            1
                March 31, 2000 and December 31, 1999

              Consolidated Condensed Statements of Income            2
                (loss) for the Three Months Ended
                March 31, 2000 and 1999

              Consolidated Condensed Statements of                   3
                Cash Flows for the Three Months
                Ended March 31, 2000 and 1999

              Consolidated Condensed Statement of Changes            4
                in Members' Equity for the Three Months
                Ended March 31, 2000

              Notes to Consolidated Condensed Financial              5
                Statements

     Item 2.  Management's Discussion and Analysis of               11
                Financial Condition and Results of
                Operations

     Item 3.  Quantitative and Qualitative Disclosures About        15
                Market Risk

Part II.  Other Information and Signature

     Item 1.  Legal Proceedings                                     16

     Item 2.  Changes in Securities                                 16

     Item 3.  Defaults Upon Senior Securities                       16

     Item 4.  Submission of Matters to a Vote of                    16
                Security-holders

     Item 5.  Other Information                                     16

     Item 6.  Exhibits and Reports on Form 8-K                      16

     Signature                                                      17

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ADVANCED ACCESSORY SYSTEMS, LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)




                                                                                   March 31,           December 31,
                                                                                     2000                  1999
ASSETS                                                                            (Unaudited)
Current assets
       Cash                                                                     $       3,291        $        8,718
       Accounts receivable, less reserves
         of $4,717 and $4,997, respectively                                            60,204                46,918
       Inventories
         Finished goods                                                                16,855                15,523
         Work-in-process                                                                8,386                 9,871
         Raw materials                                                                 15,179                13,043
                                                                                -------------        --------------
       Total inventories                                                               40,420                38,437
       Deferred income taxes                                                            2,510                 1,804
       Other current assets                                                             5,048                 4,879
                                                                                -------------        --------------
                    Total current assets                                              111,473               100,756

Property and equipment, net                                                            58,994                59,316
Goodwill, net                                                                          80,123                80,674
Other intangible assets, net                                                            5,298                 5,729
Deferred income taxes                                                                   1,908                 1,922
Other noncurrent assets                                                                 2,806                 2,816
                                                                                -------------        --------------
                                                                                $     260,602        $      251,213
                                                                                =============        ==============

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Current maturities of long-term debt                                     $      11,379        $       12,449
       Accounts payable                                                                33,181                26,715
       Accrued liabilities                                                             27,809                24,767
                                                                                -------------        --------------
                    Total current liabilities                                          72,369                63,931
                                                                                -------------        --------------

Noncurrent liabilities
       Deferred income taxes                                                            1,643                 1,772
       Other noncurrent liabilities                                                     4,336                 4,320
       Long-term debt, less current maturities                                        164,128               166,049
                                                                                -------------        --------------
                    Total noncurrent liabilities                                      170,107               172,141
                                                                                -------------        --------------

Mandatorily redeemable warrants                                                         4,885                 4,810
                                                                                -------------        --------------

Members' equity
  Class A Units                                                                        18,038                18,083
  Other comprehensive loss                                                             (1,122)               (1,496)
  Accumulated deficit                                                                  (3,675)               (6,256)
                                                                                -------------        --------------
                                                                                       13,241                10,331
                                                                                -------------        --------------
                                                                                $     260,602        $      251,213
                                                                                =============        ==============

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                        Three Months Ended
                                                             March 31,
                                                       2000           1999


Net sales                                         $      84,994  $       78,035
Cost of sales                                            61,800          56,241
                                                  -------------  --------------

       Gross profit                                      23,194          21,794

Selling, administrative and
  product development expenses                           12,327          13,397
Amortization of intangible assets                           786             789
                                                  -------------  --------------

       Operating income                                  10,081           7,608
                                                  -------------  --------------

Other income (expense)
       Interest expense                                  (4,421)         (4,446)
       Foreign currency loss, net                        (3,464)         (3,973)
       Other income (expense)                               315          (2,000)
                                                  -------------  ---------------

Income (loss) before income taxes                         2,511          (2,811)
Benefit for income taxes                                  1,112             978
                                                  -------------  --------------

Net income (loss)                                 $       3,623  $       (1,833)
                                                  =============  ==============





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                              March 31,
                                                                     2000                  1999
CASH FLOWS FROM OPERATING
    ACTIVITIES:
       Net income (loss)                                         $       3,623        $       (1,833)
       Adjustments to reconcile net income (loss) to net
        cash provided by operating activities
         Depreciation and amortization                                   3,493                 3,549
         Deferred taxes                                                   (878)               (1,459)
         Foreign currency loss                                           2,898                 4,134
         Changes in assets and liabilities, net                         (6,221)               (3,462)
                                                                 -------------        --------------

         Net cash provided by operating
           activities                                                    2,915                   929
                                                                 -------------        --------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisition of property and equipment                            (3,222)               (2,592)
       Acquisitions, net of cash acquired                               (1,515)                   --
                                                                 -------------        --------------

         Net cash used for investing activities                         (4,737)               (2,592)
                                                                 -------------        --------------

CASH FLOWS USED FOR FINANCING
    ACTIVITIES:
       Net increase in revolving loan                                    1,100                    --
       Collection on note receivable for unit purchase                      30                     9
       Payments on long-term debt                                       (4,028)               (1,060)
       Distributions to members                                         (1,042)                 (787)
                                                                 -------------        --------------

         Net cash used for financing activities                         (3,940)               (1,838)
                                                                 -------------        --------------

       Effect of exchange rate changes                                     335                   (29)
                                                                 -------------        --------------
       Net decrease in cash                                             (5,427)               (3,530)
       Cash at beginning of period                                       8,718                11,240
                                                                 -------------        --------------
       Cash at end of period                                     $       3,291        $        7,710
                                                                 =============        ==============



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                Other                              Total
                                                             Class A        comprehensive     Accumulated        members'
                                                              Units             loss            deficit           equity
                                                          --------------   -------------     -------------    -------------

Balance at December 31, 1999                              $      18,083    $      (1,496)    $      (6,256)   $      10,331
Collection on notes receivable for unit purchase                     30               --                --               30
Accretion of membership warrants                                    (75)              --                --              (75)
Distributions to members                                             --               --            (1,042)          (1,042)
Currency translation adjustment                                      --              374                --              374
Net income                                                           --               --             3,623            3,623
                                                          -------------    -------------     -------------    -------------
Balance at March 31, 2000                                 $      18,038    $      (1,122)    $      (3,675)   $      13,241
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

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999.

         These consolidated condensed financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 22, 2000.

2.       OTHER EXPENSE

         In February 1996 the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreement with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. The Company plans to file an appeal once a judgment, expected during the second or third quarter of 2000, is made by the court. In January 2000 the Company issued a $6,000 letter of credit benefiting the plaintiffs pending the resolution of the matter. During the first quarter of 1999, the Company increased its estimated accrual for this matter by $2.0 million which charge is included in other expense. No amounts have been paid as of March 31, 2000.

3.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the first quarter of 2000 and 1999 of $4.0 million and $(2.1) million, respectively, includes reported net income (loss) adjusted by the non-cash effect of changes in the cumulative translation adjustment.

4.       SUBSEQUENT EVENT

         One of the Company's significant OEM customers announced on May 5, 2000 that it will be voluntarily recalling approximately 380,000 trucks to replace or reinforce their trailer hitches, which were supplied by the Company. The recall affects 1998-2000 model year vehicles built between January 1998 and September 1999. The Company is in the process of working with its customer to provide technical and other support in response to the recall. Management can not estimate at this time what the financial impact would be to the Company, if any, as a result of the recall.

5.       CONDENSED CONSOLIDATING INFORMATION

         On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4 Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack International, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries. The guarantor and non-guarantor subsidiaries for the three months ended March 31, 2000 and 1999 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity, including interest on intercompany debt balances. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that the separate financial statements are not material to investors. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at March 31, 2000.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2000

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                -----------  --------------    -------------     -------------  ------------
                                                                       (DOLLAR AMOUNTS IN THOUSANDS)

   ASSETS
   Current assets
     Cash...................................    $        --   $         475      $     2,816      $        --      $    3,291
     Accounts receivable....................             --          40,599           19,605               --          60,204
     Inventories............................             --          18,012           22,408               --          40,420
     Deferred income taxes and other
      current assets........................             58           3,912            3,588               --           7,558
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............             58          62,998           48,417               --         111,473
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          33,870           25,124               --          58,994
   Goodwill, net............................          1,055          57,789           21,279               --          80,123
   Intangible assets, net...................          4,314             200              784               --           5,298
   Deferred income taxes and other
     noncurrent assets......................             29           2,080            2,605               --           4,714
   Investment in subsidiaries...............         48,430           9,955               --          (58,385)             --
   Intercompany notes receivable............        100,040              --               --         (100,040)             --
                                               ------------     -----------      -----------      -----------      ----------
          Total Assets......................   $    153,926     $   166,892      $    98,209      $  (158,425)     $  260,602
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBER'S
     EQUITY
   Current liabilities
     Current maturities of long-term debt...  $          --     $        --      $    11,379      $        --      $   11,379
     Accounts payable.......................             --          23,615            9,566               --          33,181
     Accrued liabilities and deferred
       income taxes.........................          8,522           8,754           10,533               --          27,809
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........          8,522          32,369           31,478               --          72,369
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities.................          1,665             662            3,652               --           5,979
   Long-term debt, less current maturities..        124,606           1,100           38,422               --         164,128
   Intercompany debt........................             --          58,862           41,178         (100,040)             --
   Mandatorily redeemable warrants..........          4,885              --               --               --           4,885
   Members' equity..........................         14,248          73,899          (16,521)         (58,385)         13,241
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity............................   $    153,926     $   166,892      $    98,209      $ (158,425)      $  260,602
                                               ============     ===========      ===========      ==========       ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999


                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                -----------    ------------    -------------     -------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)

   ASSETS
   Current assets
     Cash...................................    $        --   $       5,469      $     3,249      $        --      $    8,718
     Accounts receivable....................             --          32,087           14,831               --          46,918
     Inventories............................             --          16,361           22,076               --          38,437
     Other current assets...................
                                                         13           3,724            2,946               --           6,683
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............             13          57,641           43,102               --         100,756
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          32,014           27,302               --          59,316
   Goodwill, net............................          1,065          57,100           22,509               --          80,674
   Intangible assets, net...................          4,423             390              916               --           5,729
        Deferred income taxes and other
     noncurrent assets......................             93           1,988            2,657               --           4,738
   Investment in subsidiaries...............         43,065           9,955               --          (53,020)             --
   Intercompany notes receivable............         99,537              --               --          (99,537)             --
                                               ------------     -----------      -----------      ------------     ----------
          Total Assets......................   $    148,196     $   159,088      $    96,486      $  (152,557)     $  251,213
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBER'S
     EQUITY
   Current liabilities
     Current maturities of long-term debt...  $          --     $        --      $    12,449      $        --      $   12,449
     Accounts payable.......................             --          18,090            8,625               --          26,715
     Accrued liabilities and deferred
       income taxes.........................          5,524           9,231           10,012               --          24,767
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........          5,524          27,321           31,086               --          63,931
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities.................          1,553             608            3,931               --           6,092
   Long-term debt, less current maturities..        124,597              --           41,452               --         166,049
   Intercompany debt........................             --          64,189           35,348          (99,537)             --
   Mandatorily redeemable warrants..........          4,810              --               --               --           4,810
   Members' equity..........................         11,712          66,970          (15,331)         (53,020)         10,331
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity............................   $    148,196     $   159,088      $    96,486      $ (152,557)      $  251,213
                                               ============     ===========      ===========      ==========       ==========


                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                 ----------    ------------    -------------     -------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   59,680     $    25,314        $       --      $   84,994
   Cost of sales............................             --          44,638          17,162                --          61,800
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          15,042           8,152                --          23,194
   Selling, administrative and product
     development expenses...................            350           6,388           5,589                --          12,327
   Amortization of intangible assets........              9             570             207                --             786
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (359)          8,084           2,356                --          10,081
   Interest expense.........................          1,383           1,155           1,883                --           4,421
   Equity in income (loss) of subsidiaries            5,365              --              --            (5,365)             --
   Foreign currency (gain) loss.............             --              --           3,464                --           3,464
   Other income                                          --              --             315                --             315
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          3,623           6,929          (2,676)           (5,365)          2,511
   Benefit for income taxes.................             --              --           1,112                --           1,112
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    3,623      $    6,929     $    (1,564)       $   (5,365)     $    3,623
                                                 ==========      ==========     ===========        ==========      ==========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                 -----------   ------------    -------------     -------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   52,840     $    25,195        $       --      $   78,035
   Cost of sales............................             --          39,218          17,023                --          56,241
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          13,622           8,172                --          21,794
   Selling, administrative and product
     development expenses...................          1,136           6,778           5,483                --          13,397
   Amortization of intangible assets........             10             549             230                --             789
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................         (1,146)          6,295           2,459                --           7,608
   Interest expense.........................          1,707           1,130           1,609                --           4,446
   Equity in income (loss) of subsidiaries            1,064              --             --             (1,064)             --
   Foreign currency (gain) loss.............             --              --           3,973                --           3,973
   Other expense                                      2,000              --              --                --           2,000
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........         (3,789)          5,165          (3,123)           (1,064)         (2,811)
   Benefit for income taxes.................             --              --             978                --             978
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $   (3,789)     $    5,165     $    (2,145)       $   (1,064)     $   (1,833)
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                    ISSUERS    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                 -----------   ------------    -------------     -------------  ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities................................  $    1,515     $   3,587       $   (2,187)        $       --     $    2,915
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment...............................          --        (2,884)            (338)                --         (3,222)
     Acquisition, net of cash acquired.........          --        (1,515)              --                 --         (1,515)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash used for investing activities..          --        (4,399)            (338)                --         (4,737)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt...............        (503)       (5,282)           5,785                 --             --
     Net increase in revolving loan............          --         1,100               --                 --          1,100
     Collection on note receivable for unit
       purchase................................          30            --               --                 --             30
     Repayment of debt.........................          --            --           (4,028)                --         (4,028)
     Distributions to members..................      (1,042)           --               --                            (1,042)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by financing
         activities............................      (1,515)       (4,182)           1,757                 --         (3,940)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes.............          --            --              335                 --            335
   Net increase (decrease) in cash.............          --        (4,994)            (433)                --         (5,427)
   Cash at beginning of period.................          --         5,469            3,249                 --          8,718
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.......................  $       --     $     475       $    2,816         $       --     $    3,291
                                                 ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                    ISSUERS    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                 -----------   ------------    -------------     -------------  ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities..............................    $       --     $   2,697       $   (1,768)        $       --     $      929
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --        (1,758)            (834)                --         (2,592)
                                                 ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities            --        (1,758)            (834)                --         (2,592)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt.............           778        (2,775)           2,784               (787)            --
     Collection on note receivable for unit
       purchase..............................             9            --               --                 --              9
     Repayment of debt.......................            --            --           (1,060)                --         (1,060)
     Distributions to members................          (787)         (787)              --                787           (787)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by financing
         activities..........................            --        (3,562)           1,724                 --         (1,838)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........            --            --              (29)                --            (29)
   Net increase (decrease) in cash...........            --        (2,623)            (907)                --         (3,530)
   Cash at beginning of period...............            --         5,636            5,604                 --         11,240
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $       --     $   3,013       $    4,697         $       --     $    7,710
                                                 ==========     =========       ==========         ==========     ==========

                                       10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

         Net Sales. Net sales for the first quarter of 2000 were $85.0 million, representing an increase of $7.0 million, or 8.9%, over net sales for the first quarter of 1999. This increase resulted primarily from increased sales to OEM's of approximately $6.7 million resulting from their increased production levels of vehicles over the prior year. This increase is net of a decreased of approximately $2.6 million related to the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries.

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


         Gross Profit. Gross profit for the first quarter of 2000 was $23.1 million, representing an increase of $1.4 million, or 6.4%, over the gross profit for the first quarter of 1999. This increase resulted from the increase in net sales offset by a decrease in the gross margin percentage. Gross profit as a percentage of net sales was 27.3% in the first quarter of 2000 compared to 27.9% in the first quarter of 1999. The decrease in the gross margin percentage is attributable to increased material costs resulting from increased outsoucing of component parts for hitches supplied to the OEMs and the mix of products sold being weighted more toward lower margin products than in the prior year.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first quarter of 2000 were $12.3 million, representing a decrease of $1.1 million, or 8.0%, over the selling, administrative and product development expenses for the first quarter of 1999. Selling, administrative and product development expenses as a percentage of net sales decreased to 14.5% in the first quarter of 2000 from 17.2% in the first quarter of 1999. This decrease is primarily attributable to lower corporate expenses including severance compensation recorded during the first quarter of 1999 related to the departure of the Company's former President and Chief Executive Officer.

         Operating income. Operating income for the first quarter of 2000 was $10.1 million, an increase of $2.5 million, or 32.8%, over operating income for the first quarter of 1999 reflecting the increase in gross profit and decrease in selling, administrative and product development expenses. Operating income as a percentage of net sales increased to 11.9% in the first quarter of 2000 from 9.7% in the first quarter of 1999.

         Interest expense. Interest expense for the first quarter of 1999 was $4.4 million, which was equal to interest expense for the first quarter of 1999. In the first quarter of 2000, lower interest expense resulting form reduced average borrowings was offset by higher interest rates charged on the Company's variable rate indebtedness.

         Foreign currency loss. Foreign currency loss in the first quarter of 2000 was $3.5 million, compared to a foreign currency loss of $4.0 million in the first quarter of 1999. The Company's foreign currency loss is primarily related to the debt of Brink which has indebtedness denominated in U.S. Dollars including intercompany debt and substantially all outstanding loans under the Company's Second Amended and Restated Credit Agreement. During the first quarter of 2000 and the first quarter of 1999 the U.S. Dollar strengthened significantly in relation to the Dutch Guilder, the functional currency of Brink. At December 31, 1999, the exchange rate of the Dutch Guilder to the U.S. Dollar was 2.19:1, whereas at March 31, 2000 the exchange rate was 2.30:1, or a 5.0% decline in the relative value of the Dutch Guilder. At December 31, 1998, the exchange rate of the Dutch Guilder to the U.S. Dollar was 1.88:1, whereas at March 31, 1999 the exchange rate was 2.04:1, or an 8.6% decline in the relative value of the Dutch Guilder during the quarter.

         Other expense. In February 1996 the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreement with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. The Company plans to file an appeal once a judgment, expected during the second or third quarter, is made by the count. During the first quarter of 1999, the Company increased its estimated accrual for this matter by $2.0 million which charge is included in other expense. No amounts have been paid as of March 31, 2000.

         Benefit for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the first quarter of 2000, the Company had a loss before income taxes for its taxable subsidiaries totaling $2.7 million and recorded a benefit for income taxes of $1.1 million. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack International recorded during 2000 and differences in the tax rates of foreign countries. During the first quarter of 1999, the Company had a loss before income taxes for its taxable subsidiaries totaling $3.1 million and recorded a benefit for income taxes of $978,000.

         Net income (loss). Net income for the first quarter of 2000 was $3.6 million, as compared to a net loss of $(1.8) million in the first quarter of 1999, a change of $5.5 million. The change in net income (loss) is primarily attributable increased operating income and decrease in other expenses recorded in the first quarter of 2000.

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

LIQUITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at March 31, 2000 was $175.5 million including current maturities of $11.4 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement ("U.S. Credit Facility").

WORKING CAPITAL AND CASH FLOWS

         Working capital and key elements of the consolidated statement of cash flows are:

                                                                MARCH 31,     DECEMBER 31,
                                                                  2000           1999
                                                                ---------     ------------
                                                                      (IN THOUSANDS)

  Working Capital........................................       $ 39,104       $ 36,825

                                                                      FIRST QUARTER
                                                                  2000           1999
                                                                ---------     ------------
                                                                     (IN THOUSANDS)

  Cash flows provided by  operating activities...........       $  2,915       $    929

  Cash flows (used for) investing activities.............       $ (4,737)      $ (2,592)

  Cash flows (used for) financing activities.............       $ (3,940)      $ (1,838)

Working capital

         Working capital increased by $2.3 million to $39.1 million at March 31, 2000 from $36.8 million at December 31, 1999 due to a increases in accounts receivable and inventory of $13.7 million and $2.7 million, respectively, and a decrease in the current portion of long term debt of $1.1 million. These were offset by increases in accounts payable and accrued liabilities of $8.2 million and $2.1 million, respectively, and a $5.4 million decrease in cash. Increases in accounts receivable and inventory were attributable to increased sales levels in the first quarter of 2000 as compared with the fourth quarter of 1999. Increases in accounts payable and accrued liabilities during the quarter reflected increased purchasing activities to support the increased sales volume.

         Cash decreased by $5.4 million to $3.3 million at March 31, 2000 from $8.7 million at December 31, 1999 primarily due to cash used for investing and financing activities of $4.7 million and $3.9 million, respectively, partially offset by cash provided by operating activities of $2.9 million. Accounts payable increased primarily due to increased raw material purchases during the first quarter of 2000 as compared with the fourth quarter of 1999 to support higher sales levels. Differences in sales levels between the two consecutive quarters are partly due to seasonal cycles. Accrued liabilities increased as a result increase of $3.0 million in accrued interest for the Company's Notes as compared with amounts recorded as of December 31, 1999. The current portion of long term debt decreased as two scheduled payments under the Acquisition Revolving Note became due in the first quarter of 2000.

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


Operating Activities

         Cash flow provided by operating activities for the first quarter of 2000 was $2.9 million, compared to $929,000 in the first quarter of 1999. Cash flow for the first quarter of 2000 increased primarily due to greater operating income during the first quarter of 2000 compared with the first quarter of 1999.

Investing Activities

         During the first quarter of 2000 and 1999, investing cash flows include acquisitions of property and equipment of $3.2 million and $2.6 million, respectively and were primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's ability to make capital expenditures is subject to restrictions in the U.S. Credit Facility, including a maximum of $12.5 million of capital expenditures annually.

         Investing cash flows for the first quarter of 2000 also included $1.5 million paid to acquire the net assets of Titan Industries, Inc. on February 22, 2000.

Financing Activities

         During the first quarter of 2000 and 1999, financing cash flows included scheduled payments of principal on the Company's term indebtedness of $4.0 million and $1.1 million, respectively. Distributions to members, representing amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members, were $1.0 million for the first quarter of 2000 and $787,000 during the first quarter of 1999. Financing cash flows during the first quarter of 1999 also included net borrowings under the company's revolving loans of $1.1 million. No revolving loans were outstanding at either the beginning or end of the first quarter of 1999.

DEBT AND CREDIT SOURCES

         The Company's indebtedness was $175.5 million and $178.5 million at March 31, 2000 and December 31, 1999, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities. As of March 31, 2000, the Company had borrowings under the revolving credit facilities totaling $1.1 million and had $17.9 million of available borrowing capacity. Borrowing availability was reduced by a $6.0 million outstanding letter of credit issued to benefit plaintiffs in a lawsuit against the Company. See "Managements Discussion and Analysis" and the "Notes to the Financial Statements" for further discussion regarding this lawsuit. As of March 31, 2000, the Company was in compliance with the various covenants under the debt agreements pursuant to which it has borrowed or may borrow money and believes the Company will remain in compliance with such covenants through the period ending March 31, 2001. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the Revolving Credit Facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

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

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


    The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain and, Italy. Net sales from international operations during the first quarter 2000 were approximately $25.3 million, or 29.8% of the Company's net sales. At March 31, 2000, assets associated with these operations were approximately 37.7% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. Dollar of approximately $9.7 million.

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

    The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at March 31, 2000 and does not use derivative financial instruments for trading or speculative purposes.


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

    In September 1999, the Emerging Issues Task Force ("EITF") issued Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF Issue No. 99-5 will require the company to expense design and development costs related to long term supply arrangements as incurred unless the customer contractually guarantees reimbursement and capitalize molds, tools and dies for which title is held by the supplier, subject to an impairment test. Additionally, molds, tools and dies for which title is held by the customer are to be expensed as incurred unless the long term supply arrangement explicitly provides the suppler with the non-cancelable right to use such molds, tools and dies during the course of the supply arrangement. This pronouncement is effective on a prospective basis for costs incurred after December 31, 1999. The Company has adopted the issue for the first quarter of 2000 which has not had a material impact on the Company's results of operations.

SUBSEQUENT EVENT

    One of the Company's significant OEM customers announced on May 5, 2000 that it will be voluntarily recalling approximately 380,000 trucks to replace or reinforce their trailer hitches, which were supplied by the Company. The recall affects 1998-2000 model year vehicles built between January 1998 and September 1999. The Company is in the process of working with its customer to provide technical and other support in response to the recall. Management can not estimate at this time what the financial impact would be to the Company, if any, as a result of the recall.

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




                                    ADVANCED ACCESSORY SYSTEMS, LLC
                                    (Registrant)




Date:      May 9, 2000              /s/ BARRY G. STEELE
                                    --------------------------------------------
                                    Barry G. Steele
                                    Corporate Controller
                                    (chief accounting officer
                                    and authorized signatory)

                                 Exhibit Index
                                 -------------

Exhibit No.                 Description
-----------                 -----------
    27                      Financial Data Schedule

