Form 10-Q
period 2000-06-30
ADVANCED ACCESSORY SYSTEMS LLC
filed 2000-08-14
CIK 1057836

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

     For the transition period from                 to
                                    ---------------    ----------------

                                 --------------


                            COMMISSION FILE NUMBER        333-49011
                                                    -----------------------

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

                     Yes |X|                           No



================================================================================

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                      INDEX

                                                                        Page No.


Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of                   1
                June 30, 2000 and December 31, 1999

              Consolidated Condensed Statements of Income                   2
                for the Three and Six Months Ended
                June 30, 2000 and 1999

              Consolidated Condensed Statements of                          3
                Cash Flows for the Six Months
                Ended June 30, 2000 and 1999

              Consolidated Condensed Statement of Changes                   4
                in Members' Equity for the Six Months
                Ended June 30, 2000

              Notes to Consolidated Condensed Financial                     5
                Statements

     Item 2.  Management's Discussion and Analysis of                      12
                Financial Condition and Results of
                Operations

     Item 3.  Quantitative and Qualitative Disclosures About               18
                Market Risk

Part II.  Other Information and Signature

     Item 1.  Legal Proceedings                                            18

     Item 2.  Changes in Securities                                        18

     Item 3.  Defaults Upon Senior Securities                              18

     Item 4.  Submission of Matters to a Vote of                           18
                Security-holders

     Item 5.  Other Information                                            18

     Item 6.  Exhibits and Reports on Form 8-K                             18

     Signature                                                             19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ADVANCED ACCESSORY SYSTEMS, LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                                   June 30,            December 31,
                                                                                     2000                  1999
ASSETS                                                                            (Unaudited)
Current assets
       Cash                                                                     $       4,617        $        8,718
       Accounts receivable, less reserves
         of $4,657 and $4,997, respectively                                            62,528                46,918
       Inventories
         Finished goods                                                                13,108                15,523
         Work-in-process                                                               11,065                 9,871
         Raw materials                                                                 14,530                13,043
                                                                                -------------        --------------
       Total inventory                                                                 38,703                38,437
       Deferred income taxes                                                            2,120                 1,804
       Other current assets                                                             7,434                 4,879
                                                                                -------------        --------------
                    Total current assets                                              115,402               100,756

Property and equipment, net                                                            58,599                59,316
Goodwill, net                                                                          79,244                80,674
Other intangible assets, net                                                            5,115                 5,729
Deferred income taxes                                                                   1,868                 1,922
Other noncurrent assets                                                                 2,749                 2,816
                                                                                -------------        --------------
                                                                                $     262,977        $      251,213
                                                                                =============        ==============

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Current maturities of long-term debt                                     $      11,591        $       12,449
       Accounts payable                                                                33,143                26,715
       Accrued liabilities                                                             26,071                24,767
                                                                                -------------        --------------
                    Total current liabilities                                          70,805                63,931
                                                                                -------------        --------------

Noncurrent liabilities
       Deferred income taxes                                                            1,532                 1,772
       Other noncurrent liabilities                                                     4,450                 4,320
       Long-term debt, less current maturities                                        164,889               166,049
                                                                                -------------        --------------
       Total noncurrent liabilities                                                   170,871               172,141
                                                                                -------------        --------------

Mandatorily redeemable warrants                                                         4,960                 4,810
                                                                                -------------        --------------

Members' equity
  Class A Units                                                                        17,998                18,083
  Other comprehensive loss                                                             (1,009)               (1,496)
  Accumulated deficit                                                                    (648)               (6,256)
                                                                                -------------        --------------
                                                                                       16,341                10,331
                                                                                -------------        --------------
                                                                                $     262,977        $      251,213
                                                                                =============        ==============


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                           June 30,
                                                                   2000           1999                2000           1999
Net sales                                                     $      92,448  $      89,572       $     177,442  $      167,607
Cost of sales                                                        66,535         63,229             128,335         119,470
                                                              -------------  -------------       -------------  --------------

       Gross profit                                                  25,913         26,343              49,107          48,137

Selling, administrative and
  product development expenses                                       11,571         13,022              23,898          26,419
Amortization of intangible assets                                       726            779               1,512           1,568
                                                              -------------  -------------       -------------  --------------

       Operating income                                              13,616         12,542              23,697          20,150
                                                              -------------  -------------       -------------  --------------

Other income (expense)
       Interest expense                                              (4,542)        (4,409)             (8,963)         (8,855)
       Foreign currency loss, net                                      (490)        (1,646)             (3,954)         (5,619)
       Other expense                                                   (316)         --                     (1)         (2,000)
                                                              -------------  -------------       -------------  --------------

Income before income taxes                                            8,268          6,487              10,779           3,676

Provision (benefit) for income taxes                                  1,120            847                   8            (131)
                                                              -------------  -------------       -------------  --------------


Net income                                                    $       7,148  $       5,640       $      10,771  $        3,807
                                                              =============  =============       =============  ==============


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    2000                  1999
CASH FLOWS FROM OPERATING
    ACTIVITIES:
       Net income                                                               $      10,771        $        3,807
       Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                                  7,057                 7,537
         Loss on disposal of property and equipment                                         2                     6
         Deferred taxes                                                                  (585)               (1,957)
         Foreign currency loss                                                          2,971                 4,219
         Changes in assets and liabilities, net                                       (11,225)               (9,812)
                                                                                -------------        --------------
       Net cash provided by operating
         activities                                                                     8,991                 3,800
                                                                                -------------        --------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisition of property and equipment                                           (5,605)               (6,100)
       Acquisition, net of cash acquired                                               (1,515)                   --
                                                                                -------------        --------------

         Net cash used for investing activities                                        (7,120)               (6,100)
                                                                                -------------        --------------

CASH FLOWS USED FOR FINANCING
    ACTIVITIES:
       Net increase (reduction) in revolving loan                                       6,286                 4,500
       Collection on notes receivable for unit purchase                                    65                    31
       Payments on long-term debt                                                      (8,086)               (5,537)
       Issuance of membership units                                                        --                    50
       Repurchase of membership units                                                      --                   (26)
       Distributions to members                                                        (5,163)               (3,706)
                                                                                -------------        --------------

         Net cash used for financing activities                                        (6,898)               (4,688)
                                                                                -------------        --------------

       Effect of exchange rate changes                                                    926                 1,823
                                                                                -------------        --------------
       Net decrease in cash                                                            (4,101)               (5,165)

       Cash at beginning of period                                                      8,718                11,240
                                                                                -------------        --------------

       Cash at end of period                                                    $       4,617        $        6,075
                                                                                =============        ==============



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                Other                             Total
                                                             Class A        comprehensive     Accumulated        members'
                                                              Units             loss            deficit           equity
                                                          -------------    -------------     -------------    -------------
Balance at December 31, 1999                              $      18,083    $      (1,496)    $      (6,256)   $      10,331
Collection on notes receivable for unit purchase                     65               --                --               65
Accretion of membership warrants                                   (150)              --                --             (150)
Distributions to members                                             --               --            (5,163)          (5,163)
Currency translation adjustment                                      --              487                --              487
Net income                                                           --               --            10,771           10,771
                                                          -------------    -------------     -------------    -------------
Balance at June 30, 2000                                  $      17,998    $      (1,009)    $        (648)   $      16,341
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

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999.

         These consolidated condensed financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 22, 2000.

2.       OTHER EXPENSE

         In February 1996 the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreement with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the company and awarded the individuals approximately $3,800 plus interest and reasonable attorney fees. The Company plans to file an appeal once a judgment, expected during the third quarter of 2000, is made by the court. The Company has issued a $6,350 letter of credit benefiting the plaintiffs pending the resolution of the matter. During the first quarter of 1999, the Company increased its estimated accrual for this matter by $2,000 which charge is included in other expense. No amounts have been paid as of June 30, 2000.

3.       COMPREHENSIVE INCOME

         Comprehensive income for the second quarter of 2000 and 1999 of $7,261 and $5,069, respectively, and for the first half of 2000 and 1999 of $11,258 and $2,972, respectively, includes reported net income adjusted by the effect of changes in the cumulative translation adjustment.

4.       SIGNIFICANT EVENT

         During the second quarter one of the Company's significant OEM customers recalled approximately 380,000 trucks to replace or reinforce their trailer hitches, which were supplied by the Company. The recall affects 1998-2000 model year vehicles built between January 1998 and September 1999. The Company is in the process of working with its customer to provide technical and other support in response to the recall. Management can not estimate at this time what the financial impact would be to the Company, if any, as a result of the recall.

5.       CONDENSED CONSOLIDATING INFORMATION

         On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4 Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack International, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries. The guarantor and non-guarantor subsidiaries for the three and six months ended June 30, 2000 and 1999 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity and interest on intercompany debt balances. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that the separate financial statements are not material to investors. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at June 30, 2000.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2000


                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS    CONSOLIDATED
                                               ------------    ------------   ---------------    -------------   ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   ASSETS
   Current assets
     Cash...................................   $        498     $        39      $     4,080      $        --      $    4,617
     Accounts receivable....................             --          39,416           23,112               --          62,528
     Inventories............................             --          17,152           21,551               --          38,703
     Other current assets...................             37           6,187            3,330               --           9,554
                                               ------------     -----------      -----------      -----------      ----------
          Total current assets..............            535          62,794           52,073               --         115,402
                                               ------------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          34,428           24,171               --          58,599
   Goodwill, net............................          1,045          57,242           20,957               --          79,244
   Intangible assets, net...................          4,200             180              735               --           5,115
   Deferred income taxes and other
     noncurrent assets......................             93           2,036            2,488               --           4,617
   Investment in subsidiaries...............         57,243           9,955               --          (67,198)             --
   Intercompany notes receivable............         97,176              --               --          (97,176)             --
                                               ------------     -----------      -----------      -----------      ----------
          Total Assets......................   $    160,292     $   166,635      $   100,424      $  (164,374)     $  262,977
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBERS'
     EQUITY
   Current liabilities
     Current maturities of long-term debt...   $         --     $        --      $    11,591      $        --      $   11,591
     Accounts payable.......................             --          22,754           10,389               --          33,143
     Accrued liabilities and deferred
       income taxes.........................          5,418           8,564           12,089               --          26,071
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........          5,418          31,318           34,069               --          70,805
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities.................          1,778             696            3,508               --           5,982
   Long-term debt, less current maturities..        130,901              --           33,988               --         164,889
   Intercompany debt........................             --          53,596           43,580          (97,176)             --
   Mandatorily redeemable warrants..........          4,960              --               --               --           4,960
   Members' equity..........................         17,235          81,025          (14,721)         (67,198)         16,341
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity............................   $    160,292     $   166,635      $   100,424      $  (164,374)     $  262,977
                                               ============     ===========      ===========      ===========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999


                                                                GUARANTOR      NON-GUARANTOR     ELIMINATIONS/
                                                 ISSUERS      SUBSIDIARIES     SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                               ------------   ------------    ---------------    -------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   ASSETS
   Current assets
     Cash...................................   $         --     $     5,469      $     3,249      $        --      $    8,718
     Accounts receivable....................             --          32,087           14,831               --          46,918
     Inventories............................             --          16,361           22,076               --          38,437
     Other current assets...................
                                                         13           3,724            2,946               --           6,683
                                               ------------     -----------      -----------      -----------      ----------
          Total current assets..............             13          57,641           43,102               --         100,756
                                               ------------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          32,014           27,302               --          59,316
   Goodwill, net............................          1,065          57,100           22,509               --          80,674
   Intangible assets, net...................          4,423             390              916               --           5,729
   Deferred income taxes and other
     noncurrent assets......................             93           1,988            2,657               --           4,738
   Investment in subsidiaries...............         43,065           9,955               --          (53,020)             --
   Intercompany notes receivable............         99,537              --               --          (99,537)             --
                                               ------------     -----------      -----------      ------------     ----------
          Total Assets......................   $    148,196     $   159,088      $    96,486      $  (152,557)     $  251,213
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
                                               ============     ===========      ===========      ==========       ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000


                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                               ------------    ------------  -----------------    -----------   ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................   $         --      $   63,538     $    28,910        $       --    $   92,448
   Cost of sales............................             --          48,110          18,425                --        66,535
                                               ------------      ----------     -----------        ----------    ----------
     Gross profit...........................             --          15,428          10,485                --        25,913
   Selling, administrative and product
     development expenses...................            142           6,276           5,153                --        11,571
   Amortization of intangible assets........              9             528             189                --           726
                                               ------------      ----------     -----------        ----------    ----------
     Operating income (loss)................           (151)          8,624           5,143                --        13,616
   Interest expense.........................          1,514           1,189           1,839                --         4,542
   Equity in income of subsidiaries.........          8,813              --              --            (8,813)           --
   Foreign currency loss....................             --              --             490                --           490
   Other income (expense)...................             --            (309)             (7)               --          (316)
                                               ------------      ----------     -----------        ----------    ----------
   Income before income taxes...............          7,148           7,126           2,807            (8,813)        8,268
   Provision for income taxes...............             --              --           1,120                --         1,120
                                               ------------      ----------     -----------        ----------    ----------
   Net income...............................   $      7,148      $    7,126     $     1,687        $   (8,813)   $    7,148
                                               ============      ==========     ===========        ==========    ==========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999



                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                 ----------    ------------   ---------------    -------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   57,310     $    32,262        $       --      $   89,572
   Cost of sales............................             --          42,208          21,021                --          63,229
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          15,102          11,241                --          26,343
   Selling, administrative and product
     development expenses...................            369           6,263           6,390                --          13,022
   Amortization of intangible assets........             10             549             220                --             779
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (379)          8,290           4,631                --          12,542
   Interest expense.........................            728           1,823           1,858                --           4,409
   Equity in income of subsidiaries.........          8,703              --              --            (8,703)             --
   Foreign currency loss....................             --              --           1,646                --           1,646
                                                 ----------      ----------     -----------        ----------      ----------
   Income before income taxes...............          7,596           6,467           1,127            (8,703)          6,487
   Provision for income taxes...............             --              --             847                --             847
                                                 ----------      ----------     -----------        ----------      ----------
   Net income...............................     $    7,596      $    6,467     $       280        $   (8,703)     $    5,640
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                               -------------   ------------  -----------------  --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $  123,218     $    54,224        $       --      $  177,442
   Cost of sales............................             --          92,748          35,587                --         128,335
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          30,470          18,637                --          49,107
   Selling, administrative and product
     development expenses...................            492          12,664          10,742                --          23,898
   Amortization of intangible assets........             18           1,098             396                --           1,512
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (510)         16,708           7,499                --          23,697
   Interest expense.........................          2,897           2,344           3,722                --           8,963
   Equity in income of subsidiaries.........         14,178              --             --            (14,178)             --
   Foreign currency loss....................             --              --           3,954                --           3,954
   Other income (expense)...................             --            (309)            308                --              (1)
                                                 ----------      ----------     -----------        ----------      ----------
   Income before income taxes...............         10,771          14,055             131           (14,178)         10,779
   Provision for income taxes...............             --              --               8                --               8
                                                 ----------      ----------     -----------        ----------      ----------
   Net income...............................     $   10,771      $   14,055     $       123        $  (14,178)     $   10,771
                                                 ==========      ==========     ===========        ==========      ==========




                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999



                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                               -------------   ------------  ----------------    -------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $  110,150     $    57,457        $       --    $  167,607
   Cost of sales............................             --          81,426          38,044                --       119,470
                                                 ----------      ----------     -----------        ----------    ----------
     Gross profit...........................             --          28,724          19,413                --        48,137
   Selling, administrative and product
     development expenses...................          1,505          13,041          11,873                --        26,419
   Amortization of intangible assets........             20           1,098             450                --         1,568
                                                 ----------      ----------     -----------        ----------    ----------
     Operating income (loss)................         (1,525)         14,585           7,090                --        20,150
   Interest expense.........................          2,435           2,953           3,467                --         8,855
   Equity in income (loss) of subsidiaries..          9,767              --             --             (9,767)           --
   Foreign currency loss....................             --              --           5,619                --         5,619
   Other income (expense)...................         (2,000)             --              --                --        (2,000)
                                                 ----------      ----------     -----------        ----------    ----------
   Income (loss) before income taxes........          3,807          11,632          (1,996)           (9,767)        3,676
   Provision (benefit) for income taxes.....             --              --            (131)               --          (131)
                                                 ----------      ----------     -----------        ----------    ----------
   Net income (loss)........................     $    3,807      $   11,632     $    (1,865)       $   (9,767)   $    3,807
                                                 ==========      ==========     ===========        ==========    ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                               GUARANTOR      NON-GUARANTOR     ELIMINATIONS/
                                                   ISSUERS    SUBSIDIARIES    SUBSIDIARIES      ADJUSTMENTS    CONSOLIDATED
                                                ------------  ------------  -----------------  --------------  ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities................................  $   (3,051)    $  11,415       $      627         $       --   $    8,991
                                                 ----------     ---------       ----------         ----------   ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment...............................          --        (4,737)            (868)                --       (5,605)
     Acquisition, net of cash acquired
       equipment...............................          --        (1,515)              --                 --       (1,515)
                                                 ----------     ---------       ----------         ----------   ----------
       Net cash used for investing activities..          --        (6,252)            (868)                --       (7,120)
                                                 ----------     ---------       ----------         ----------   ----------
   Cash flows from financing activities:
     Change in intercompany debt...............       2,361       (10,593)           8,232                 --           --
     Increase in revolving loan................       6,286            --               --                 --        6,286
     Collection on notes receivable for unit
       purchase................................          65            --               --                 --           65
     Repayment of debt.........................          --            --           (8,086)                --       (8,086)
     Distributions to members..................      (5,163)           --               --                 --       (5,163)
                                                 ----------     ---------       ----------         ----------   ----------
       Net cash provided by (used for)
         financing activities..................       3,549       (10,593)             146                 --       (6,898)
                                                 ----------     ---------       ----------         ----------   ----------

   Effect of exchange rate changes.............          --            --              926                 --          926
                                                 ----------     ---------       ----------         ----------   ----------
   Net increase (decrease) in cash.............         498        (5,430)             831                 --       (4,101)
   Cash at beginning of period.................          --         5,469            3,249                 --        8,718
                                                 ----------     ---------       ----------         ----------   ----------
   Cash at end of period.......................  $      498     $      39       $    4,080         $       --   $    4,617
                                                 ==========     =========       ==========         ==========   ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                                                GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                   ISSUERS    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                 -----------  ------------  -----------------  --------------  ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities..............................    $       --     $   8,338       $   (4,538)      $       --     $    3,800
                                                 ----------     ---------       ----------       ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --        (3,994)          (2,106)              --         (6,100)
                                                 ----------     ---------       ----------       ----------     ----------
       Net cash used for investing activities            --        (3,994)          (2,106)              --         (6,100)
                                                 ----------     ---------       ----------       ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt.............          (849)       (6,029)          10,584           (3,706)            --
     Increase in revolving loan..............         4,500            --               --               --          4,500
     Collection on notes receivable for unit
       purchase..............................            31            --               --               --             31
     Repayment of debt.......................            --            --           (5,537)              --         (5,537)
     Issuance of membership units............            50            --               --               --             50
     Repurchase of membership units..........           (26)           --               --               --            (26)
     Distributions to members................        (3,706)       (3,706)              --            3,706         (3,706)
                                                 ----------     ---------       ----------       ----------     ----------
       Net cash provided by financing
         activities..........................            --        (9,735)           5,047               --         (4,688)
                                                 ----------     ---------       ----------       ----------     ----------

   Effect of exchange rate changes...........            --            --            1,823               --          1,823
                                                 ----------     ---------       ----------       ----------     ----------
   Net increase (decrease) in cash...........            --        (5,391)             226               --         (5,165)
   Cash at beginning of period...............            --         5,636            5,604               --         11,240
                                                 ----------     ---------       ----------       ----------     ----------
   Cash at end of period.....................    $       --     $     245       $    5,830       $       --     $    6,075
                                                 ==========     =========       ==========       ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999.

         Net Sales. Net sales for the second quarter of 2000 were $92.4 million, representing an increase of $2.9 million, or 3.2%, over net sales for the second quarter of 1999. This increase resulted primarily from increased sales to OEMs of approximately $5.7 million and continued aftermarket sales growth of $486,000. Offsetting the Company's increased sales volume was the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries totaling $3.1 million. For example the average value of the Dutch Guilder, the functional currency of Brink, as compared to the U.S. Dollar declined by 11.6% during the second quarter of 2000 as compared to the second quarter of 1999 resulting in a similar decrease in sales as reported in U.S. Dollars.

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000


         Gross Profit. Gross profit for the second quarter of 2000 was $25.9 million, representing a decrease of $430,000, or 1.6%, over the gross profit for the second quarter of 1999. Gross profit as a percentage of net sales was 28.0% in the second quarter of 2000 compared to 29.4% in the second quarter of 1999. The decrease in the gross margin percentage is attributable to decreased productivity and higher costs associated with increased outsourcing of component parts for the North American OEM towing business and proportionately lower sales for Brink which has a greater gross margin percentage as compared with the Company as a whole. Reduced sales for Brink are attributable to the decline in the exchange rate between the Dutch Guilder and the U.S. Dollar for the second quarter of 2000 compared with the second quarter of 1999.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the second quarter of 2000 were $11.6 million, representing a decrease of $1.5 million, or 11.1%, compared with the selling, administrative and product development expenses for the second quarter of 1999. Selling, administrative and product development expenses as a percentage of net sales decreased to 12.5% in the second quarter of 2000 from 14.5% in the second quarter of 1999. This decrease is the result of reduced corporate expenditures and proportionately lower sales of Brink which has greater selling, administrative and product development expenses as a percentage of sales as compared with the Company as a whole.

         Operating income. Operating income for the second quarter of 2000 was $13.6 million, an increase of $1.1 million, or 8.6%, over operating income for the second quarter of 1999 due to decreased selling, administrative and product development expenses offset partially by decreased gross profit. Operating income as a percentage of net sales increased to 14.7% in the second quarter of 2000 from 14.0% in the second quarter of 1999.

         Interest expense. Interest expense for the second quarter of 2000 was $4.5 million, an increase of $133,000, or 3.0%, over interest expense for the second quarter of 1999. The increase was primarily due to higher interest rates on the Company's variable rate debt and higher average line of credit borrowings during the second quarter of 2000 as compared with the second quarter of 1999 offset by lower outstanding senior indebtedness attributable to scheduled principal payments made since the second quarter of 1999.

         Foreign currency loss. Foreign currency loss in the second quarter of 2000 was $490,000, compared to a foreign currency loss of $1.6 million in the second quarter of 1999. The Company's foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. Dollars. During the second quarter of 1999 the U.S. Dollar strengthened significantly in relation to the Dutch Guilder, the functional currency of Brink. In the second quarter of 2000, the relationship between the two currencies was less volatile. At March 31, 1999, the exchange rate of the Dutch Guilder to the U.S. Dollar was 2.04:1, whereas at June 30, 1999 the exchange rate was 2.14:1, or a 4.9% decline in the relative value of the Dutch Guilder. At March 31, 2000, the exchange rate of the Dutch Guilder to the U.S. Dollar was 2.30:1, whereas at June 30, 2000 the exchange rate was 2.31:1, or a 0.2% decrease in the relative value of the Dutch Guilder during the quarter.

         Provision for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the second quarter of 2000, the Company had income before income taxes for its taxable subsidiaries totaling $2.8 million and recorded a provision for income taxes of $1.1 million. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack International and differences in the tax rates of foreign countries. During the second quarter of 1999, the Company had income before income taxes for its taxable subsidiaries totaling $1.1 million and recorded a provision for income taxes of $847,000.

         Net income. Net income for the second quarter of 2000 was $7.1 million, as compared to net income of $5.6 million in the second quarter of 1999, an increase of $1.5 million. The change in net income is primarily attributable to increased operating income and decreased foreign currency loss in the second quarter of 2000 offset by an increased provision for income taxes.

SIX MONTHS ENDED JUNE 31, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

         Net Sales. Net sales for the first half of 2000 were $177.4 million, representing an increase of $9.8 million, or 5.9%, over net sales for the first half of 1999. This increase resulted primarily from increased sales to OEMs of approximately $13.9 million and growth in aftermarket sales of $2.1 million. Offsetting the Company's increased sales volume was the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries totaling $6.0 million. For example the average value of the Dutch Guilder, the functional currency of Brink, as compared to the U.S. Dollar declined by 11.8% during the first half of 2000 as compared to the first half of 1999 resulting in a similar decrease in sales as reported in U.S. Dollars.

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000


         Gross Profit. Gross profit for the first half of 2000 was $49.1 million, representing an increase of $970,000, or 2.0%, over the gross profit for the first half of 1999. Gross profit as a percentage of net sales was 27.7% in the first half of 2000 compared to 28.7% in the first half of 1999. The decrease in the gross margin percentage is attributable to decreased productivity and higher costs associated with increased outsourcing of component parts for the North American OEM towing business, the mix of products sold being weighted more toward lower margin products than in the prior year and proportionately lower sales for Brink which has a greater gross margin percentage as compared with the Company as a whole. Reduced sales for Brink are attributable to the decline in the exchange rate between the Dutch Guilder and the U.S. Dollar for the first half of 2000 compared with the first half of 1999.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first half of 2000 were $23.9 million, representing a decrease of $2.5 million, or 9.5%, compared with the selling, administrative and product development expenses for the first half of 1999. Selling, administrative and product development expenses as a percentage of net sales decreased to 13.5% in the first half of 2000 from 15.8% in the first half of 1999. This decrease is the result of reduced corporate expenditures including severance compensation recorded during the first quarter of 1999 related to the departure of the Company's former President and Chief Executive Officer and proportionately lower sales of Brink which has greater selling, administrative and product development expenses as a percentage of sales as compared with the Company as a whole.

         Operating income. Operating income for the first half of 2000 was $23.7 million, an increase of $3.5 million, or 17.6%, over operating income for the first half of 1999. Operating income as a percentage of net sales increased to 13.4% in the first half of 2000 from12.0% in the first half of 1999.

         Interest expense. Interest expense for the first half of 2000 was $9.0 million which was slightly greater than interest expense for the first half of 1999. The effect of reduced average borrowings during the first half of 2000 as compared with the first half of 1999 was offset by higher interest rates charged on the Company's variable rate indebtedness.

         Foreign currency loss. Foreign currency loss in the first half of 2000 was $4.0 million, compared to a foreign currency loss of $5.6 million in the first half of 1999. The Company's foreign currency loss is primarily related to the Brink which has indebtedness denominated in U.S. Dollars. During the first half of 2000 the U.S. Dollar strengthened significantly in relation to the Dutch Guilder, the functional currency of Brink. At December 31, 1998, the exchange rate of the Dutch Guilder to the U.S. Dollar was 1.88:1, whereas at June 30, 1999 the exchange rate was 2.14:1, or a 13.8% decline in the relative value of the Dutch Guilder. In the first half of 2000, the relationship between the two currencies was less volatile. At December 31, 1999, the exchange rate of the Dutch Guilder to the U.S. Dollar was 2.19:1, whereas at June 30, 2000 the exchange rate was 2.31:1, or a 5.5% decline in the relative value of the Dutch Guilder during the quarter.

         Other expense. In February 1996 the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreement with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. The Company plans to file an appeal once a judgment, expected during the third quarter, is made by the court. During the First quarter of 1999, the Company increased its estimated accrual for this matter by $2.0 million which charge is included in other expense. No amounts have been paid as of June 30, 2000.

         Provision (Benefit) for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the first half of 2000, the Company had a loss before income taxes for its taxable subsidiaries totaling $131,000 and recorded a provision for income taxes of $8,000. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack International and differences in the tax rates of foreign countries. During the first half of 1999, the Company had a loss before income taxes for its taxable subsidiaries totaling $2.0 million and recorded a benefit for income taxes of $131,000.

         Net income. Net income for the first half of 2000 was $10.8 million, as compared to net income of $3.8 million in the first half of 1999, an increase of $7.0 million. The increase in net income is primarily attributable to increased operating income, a decreased foreign currency loss and the other expense recorded in the first half of 1999.

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000



LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at June 30, 2000 was $176.5 million including current maturities of $11.6 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement ("U.S. Credit Facility").

WORKING CAPITAL AND CASH FLOWS

         Working capital and key elements of the consolidated statement of cash flows are (in thousands):

                                                                                   JUNE 30,   DECEMBER 31,
                                                                                    2000         1999
                                                                                  ---------   ------------
                    Working Capital........................................       $ 44,597     $ 36,825

                                                                                         FIRST HALF
                                                                                    2000         1999
                                                                                  ---------   ----------
                    Cash flows provided by operating activities............       $  8,991     $  3,800

                    Cash flows (used for) investing activities.............       $ (7,120)    $ (6,100)

                    Cash flows (used for) financing activities.............       $ (6,898)    $ (4,688)


Working capital

         Working capital increased by $7.8 million to $44.6 million at June 30, 2000 from $36.8 million at December 31, 1999 due to an increase in accounts receivable of $16.2 million, an increase in inventory of $1.2 million, an increase in other current assets of $2.8 million and a decrease in the current portion of long term debt of $858,000. Offsetting these was an increase in accounts payable of $8.2, a decrease in cash of $4.1 million and a decrease of $1.0 million related to a decrease in the exchange rate between the functional currencies of the Company's foreign subsidiaries and the U.S. Dollar.

         Cash decreased by $4.1 million to $4.6 million at June 30, 2000 from $9.0 million at December 31, 1999 primarily due to cash used for investing and financing activities of $7.1 million and $6.9 million, respectively, partially offset by cash provided by operating activities of $9.0 million. Increases in accounts receivable and inventory were attributable to increased sales levels in the second quarter of 2000 as compared with the fourth quarter of 1999. Accounts payable increased primarily due to increased raw material purchases during the second quarter of 2000 as compared with the fourth quarter of 1999 to support higher sales levels. The current portion of long term debt decreased as two scheduled payments under the Acquisition Note became due in the first quarter of 2000 compared with only one due in the third quarter of 2000.

Operating Activities

         Cash flow provided by operating activities for the first half of 2000 was $9.0 million, compared to $3.8 million in the first half of 1999. This increase is attributable to higher net income for the first half of 2000 as compared with the first half of 1999 partially offset by an increased investment in working capital during the first half of 2000 as compared with the first half of 1999.

                       ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000



Investing Activities

         During the first half of 2000 and 1999, investing cash flows include acquisitions of property and equipment of $5.6 million and $6.1 million, respectively and were primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's ability to make capital expenditures is subject to restrictions in the U.S. Credit Facility, including a maximum of $12.5 million of capital expenditures annually.

         Investing cash flows for the first half of 2000 also include $1.5 million paid to acquire the net assets of Titan Industries, Inc. on February 22, 2000.

Financing Activities

         During the first half of 2000 and 1999, financing cash flows included payments of principal on the Company's term indebtedness of $8.1 million and $5.5 million, respectively. Distributions to members, representing amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members, were $5.2 million and $3.7 million during the first half of 2000 and 1999, respectively. Financing cash flows during the first half of 2000 and 1999 also included net borrowings under the Company's revolving loans of $6.3 million and $4.5 million, respectively.

DEBT AND CREDIT SOURCES

         The Company's indebtedness was $176.5 million and $178.5 million at June 30, 2000 and December 31, 1999, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities. As of June 30, 2000, the Company had borrowings of $6.3 million under the revolving credit facilities and had $12.4 million of available borrowing capacity. Borrowing availability was reduced by a $6.4 million outstanding letter of credit issued to benefit plaintiffs in a lawsuit against the Company. See "Managements Discussion and Analysis" and the "Notes to the Financial Statements" for further discussion regarding this lawsuit. As of June 30, 2000, the Company was in compliance with the various covenants under the debt agreements pursuant to which it has borrowed or may borrow money and believes the Company will remain in compliance with such covenants in all material respects through the period ending June 30, 2001. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the Revolving Credit Facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

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

         The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, Czech Republic and, Italy. Net sales from international operations during the first half of 2000 were approximately $54.2 million, or 30.6% of the Company's net sales. At June 30, 2000, assets associated with these operations were approximately 38.2% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. Dollar of approximately $8.9 million.

         The Company's international operations may be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Most of the revenues and costs and expenses of the Company's operations in these countries are denominated in the local currencies. The financial position and results of operations of the Company's foreign

                       ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000



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


NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("FAS 133"). The Company plans to adopt this statement at the beginning of fiscal 2001. The Company is completing an analysis of FAS 133 which is not expected to have a material impact on the Company's results of operations.

         In September 1999, the Emerging Issues Task Force ("EITF") issued Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF Issue No. 99-5 requires the company to expense design and development costs related to long term supply arrangements as incurred unless the customer contractually guarantees reimbursement and capitalize molds, tools and dies for which title is held by the supplier, subject to an impairment test. Additionally, molds, tools and dies for which title is held by the customer are to be expensed as incurred unless the long term supply arrangement explicitly provides the suppler with the non-cancelable right to use such molds, tools and dies during the course of the supply arrangement. This pronouncement is effective on a prospective basis for costs incurred after December 31, 1999. The Company has adopted the issue for the first quarter of 2000 which has not had a material impact on the Company's results of operations.

SIGNIFICANT EVENT

         During the second quarter one of the Company's significant OEM customers recalled approximately 380,000 trucks to replace or reinforce their trailer hitches, which were supplied by the Company. The recall affects 1998-2000 model year vehicles built between January 1998 and September 1999. The Company is in the process of working with its customer to provide technical and other support in response to the recall. Management can not estimate at this time what the financial impact would be to the Company, if any, as a result of the recall.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security-holders

         None

Items 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                EXHIBIT NUMBER                          DESCRIPTION
              ------------------                  -----------------------

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




                                                ADVANCED ACCESSORY SYSTEMS, LLC
                                                (Registrant)




Date:      August 10, 2000                      /s/ BARRY G. STEELE
                                                --------------------------------
                                                Barry G. Steele
                                                Corporate Controller
                                                (chief accounting officer
                                                and authorized signatory)

                                 Exhibit Index
                                 -------------


Exhibit No.                 Description
-----------                 -----------
   27                       Financial Data Schedule