Form 10-Q
period 2000-09-30
ADVANCED ACCESSORY SYSTEMS LLC
filed 2000-11-14
CIK 1057836

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                 to
                                     ---------------    ----------------


                                 --------------


                   COMMISSION FILE NUMBER        333-49011
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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                      INDEX


                                                                   Page No.

Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of             1
                September 30, 2000 and December 31, 1999

              Consolidated Condensed Statements of Income             2
                for the Three and Nine Months Ended
                September 30, 2000 and 1999

              Consolidated Condensed Statements of                    3
                Cash Flows for the Nine Months
                Ended September 30, 2000 and 1999

              Consolidated Condensed Statement of Changes             4
                in Members' Equity for the Nine Months
                Ended September 30, 2000

              Notes to Consolidated Condensed Financial               5
                Statements

     Item 2.  Management's Discussion and Analysis of                12
                Financial Condition and Results of
                Operations

     Item 3.  Quantitative and Qualitative Disclosures About         18
                Market Risk

Part II.  Other Information and Signature

     Item 1.  Legal Proceedings                                      18

     Item 2.  Changes in Securities                                  18

     Item 3.  Defaults Upon Senior Securities                        18

     Item 4.  Submission of Matters to a Vote of                     18
                Security-holders

     Item 5.  Other Information                                      18

     Item 6.  Exhibits and Reports on Form 8-K                       18

     Signature                                                       19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ADVANCED ACCESSORY SYSTEMS, LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                 September 30,         December 31,
                                                                                     2000                  1999
ASSETS                                                                            (Unaudited)
Current assets
       Cash                                                                     $       4,073        $        8,718
       Accounts receivable, less reserves
         of $3,823 and $4,997, respectively                                            52,140                46,918
       Inventories
         Finished goods                                                                13,185                15,523
         Work-in-process                                                                8,989                 9,871
         Raw materials                                                                 15,394                13,043
                                                                                -------------        --------------
       Total inventory                                                                 37,568                38,437
       Deferred income taxes                                                            3,254                 1,804
       Other current assets                                                             8,737                 4,879
                                                                                -------------        --------------
                    Total current assets                                              105,772               100,756

Property and equipment, net                                                            57,059                59,316
Goodwill, net                                                                          77,048                80,674
Other intangible assets, net                                                            4,896                 5,729
Deferred income taxes                                                                   1,868                 1,922
Other noncurrent assets                                                                 2,820                 2,816
                                                                                -------------        --------------
                                                                                $     249,463        $      251,213
                                                                                =============        ==============

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Current maturities of long-term debt                                     $      11,798        $       12,449
       Accounts payable                                                                29,153                26,715
       Accrued liabilities                                                             27,964                24,767
                                                                                -------------        --------------
                    Total current liabilities                                          68,915                63,931
                                                                                -------------        --------------

Noncurrent liabilities
       Deferred income taxes                                                            1,335                 1,772
       Other noncurrent liabilities                                                     4,534                 4,320
       Long-term debt, less current maturities                                        157,399               166,049
                                                                                -------------        --------------
Total noncurrent liabilities                                                          163,268               172,141
                                                                                -------------        --------------

Mandatorily redeemable warrants                                                         5,035                 4,810
                                                                                -------------        --------------

Members' equity
  Class A Units                                                                        17,923                18,083
  Other comprehensive loss                                                               (708)               (1,496)
  Accumulated deficit                                                                  (4,970)               (6,256)
                                                                                -------------        --------------
                                                                                       12,245                10,331
                                                                                -------------        --------------
                                                                                $     249,463        $      251,213
                                                                                =============        ==============



               The accompanying notes are an integral part of the
                       consolidated condensed statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                      September 30,
                                                                   2000           1999                2000           1999


Net sales                                                     $      72,425  $      76,019       $     249,867  $      243,626
Cost of sales                                                        55,908         56,048             184,243         175,518
                                                              -------------  -------------       -------------  --------------

       Gross profit                                                  16,517         19,971              65,624          68,108

Selling, administrative and
  product development expenses                                       11,021         11,910              34,919          38,329
Amortization of intangible assets                                       742            767               2,254           2,335
                                                              -------------  -------------       -------------  --------------

       Operating income                                               4,754          7,294              28,451          27,444
                                                              -------------  -------------       -------------  --------------

Other income (expense)
       Interest expense                                              (4,312)        (4,277)            (13,275)        (13,132)
       Foreign currency gain (loss), net                             (4,912)         1,560              (8,866)         (4,059)
       Other expense                                                    (59)            (2)                (60)         (2,002)
                                                              -------------  -------------       -------------  --------------

Income (loss) before income taxes                                    (4,529)         4,575               6,250           8,251

Provision (benefit) for income taxes                                 (1,147)           800              (1,139)            931
                                                              -------------  -------------       -------------  --------------

Net income (loss)                                             $      (3,382) $       3,775       $       7,389  $        7,320
                                                              =============  =============       =============  ==============





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    2000                  1999
CASH FLOWS FROM OPERATING
    ACTIVITIES:
       Net income                                                               $       7,389        $        7,320
       Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                                 10,506                10,701
         Loss on disposal of property and equipment                                         2                    13
         Deferred taxes                                                                (2,049)               (1,105)
         Foreign currency loss                                                          7,883                 2,892
         Changes in assets and liabilities, net                                        (3,568)                3,904
                                                                                -------------        --------------
       Net cash provided by operating
         activities                                                                    20,163                23,725
                                                                                -------------        --------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisition of property and equipment                                           (7,617)               (9,449)
       Acquisitions, net of cash acquired                                              (2,774)                   --
                                                                                -------------        --------------

         Net cash used for investing activities                                       (10,391)               (9,449)
                                                                                -------------        --------------

CASH FLOWS USED FOR FINANCING
    ACTIVITIES:
       Net increase in revolving loan                                                   2,000                    --
       Collection on notes receivable for unit purchase                                    65                    31
       Payments on long-term debt                                                     (10,783)               (5,903)
       Issuance of membership units                                                        --                   748
       Repurchase of membership units                                                      --                (4,974)
       Distributions to members                                                        (6,103)               (4,720)
                                                                                -------------        --------------

         Net cash used for financing activities                                       (14,821)              (14,818)
                                                                                -------------        --------------

       Effect of exchange rate changes                                                    404                   481
                                                                                -------------        --------------
       Net decrease in cash                                                            (4,645)                  (61)

       Cash at beginning of period                                                      8,718                11,240
                                                                                -------------        --------------

       Cash at end of period                                                    $       4,073        $       11,179
                                                                                =============        ==============

               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                Other                              Total
                                                             Class A        comprehensive     Accumulated        members'
                                                              Units             loss            deficit           equity
                                                          -------------    -------------     -------------    -------------

Balance at December 31, 1999                              $      18,083    $      (1,496)    $      (6,256)   $      10,331
Collection on notes receivable for unit purchase                     65               --                --               65
Accretion of membership warrants                                   (225)              --                --             (225)
Distributions to members                                             --               --            (6,103)          (6,103)
Currency translation adjustment                                      --              788                --              788
Net income                                                           --               --             7,389            7,389
                                                          -------------    -------------     -------------    -------------
Balance at September 30, 2000                             $      17,923    $        (708)    $      (4,970)   $      12,245
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

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

         These consolidated condensed financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 22, 2000.

2.       OTHER EXPENSE

         In February 1996, the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreement with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999, a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3,800 plus interest and reasonable attorney fees. The Company plans to file an appeal once a judgment is made by the court. A magistrate is currently considering arguments concerning the amount to be awarded for the attorney fees and interest. The Company has issued a $6,350 letter of credit benefiting the plaintiffs pending the resolution of the matter. During the first quarter of 1999, the Company increased its estimated accrual for this matter by $2,000 which charge is included in other expense. No amounts have been paid as of September 30, 2000.

3.       COMPREHENSIVE INCOME

         Comprehensive income (loss) for the third quarter of 2000 and 1999 of $(3,081) and $3,392, respectively, and for the nine months ended September 30, 2000 and 1999 of $8,177 and $6,848, respectively, includes reported net income adjusted by the effect of changes in the cumulative translation adjustment.

4.       SIGNIFICANT EVENT

         During the second quarter of 2000 one of the Company's significant OEM customers recalled approximately 380,000 trucks to replace or reinforce their trailer hitches, which were supplied by the Company. The recall affects 1998-2000 model year vehicles built between January 1998 and September 1999. The Company is in the process of working with its customer to provide technical and other support in response to the recall. Management can not estimate at this time what the financial impact would be to the Company, if any, as a result of the recall.

5.       CONDENSED CONSOLIDATING INFORMATION

         On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4 Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack International, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries. The guarantor and non-guarantor subsidiaries for the three and nine months ended September 30, 2000 and 1999 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity and interest on intercompany debt balances. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that the separate financial statements are not material to investors. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at September 30, 2000.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                              --------------  -------------  -----------------  --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   ASSETS
   Current assets
     Cash...................................    $       891   $         144      $     3,038      $        --      $    4,073
     Accounts receivable....................             --          34,251           17,889               --          52,140
     Inventories............................             --          17,468           20,100               --          37,568
     Deferred taxes and other current assets             65           7,307            4,619               --          11,991
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............            956          59,170           45,646               --         105,772
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          34,658           22,401               --          57,059
   Goodwill, net............................          1,035          56,694           19,319               --          77,048
   Intangible assets, net...................          4,087             160              649               --           4,896
   Deferred income taxes and other
     noncurrent assets......................             93           2,179            2,416               --           4,688
   Investment in subsidiaries...............         55,575           9,955               --          (65,530)             --
   Intercompany notes receivable............         93,508              --               --          (93,508)             --
                                               ------------     -----------      -----------      -----------      ----------
          Total assets......................   $    155,254     $   162,816      $    90,431      $  (159,038)     $  249,463
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBERS'
     EQUITY
   Current liabilities
     Current maturities of long-term debt...  $          --     $        --      $    11,798      $        --      $   11,798
     Accounts payable.......................             --          20,247            8,906               --          29,153
     Accrued liabilities and deferred
       income taxes.........................          8,867           8,734           10,363               --          27,964
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........          8,867          28,981           31,067               --          68,915
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities.................          1,890             770            3,209               --           5,869
   Long-term debt, less current maturities..        126,624              --           30,775               --         157,399
   Intercompany debt........................             --          50,209           43,299          (93,508)             --
   Mandatorily redeemable warrants..........          5,035              --               --               --           5,035
   Members' equity..........................         12,838          82,856          (17,919)         (65,530)         12,245
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity............................   $    155,254     $   162,816      $    90,431    $    (159,038)     $  249,463
                                               ============     ===========      ===========       ==========      ==========

                        ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLAR IN THOUSANDS)
                                  (UNAUDITEED)


5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                           DECEMBER 31, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                              --------------  -------------  -----------------  --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   ASSETS
   Current assets
     Cash...................................    $        --     $     5,469      $     3,249      $        --      $    8,718
     Accounts receivable....................             --          32,087           14,831               --          46,918
     Inventories............................             --          16,361           22,076               --          38,437
     Other current assets...................             13           3,724            2,946               --           6,683
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............             13          57,641           43,102               --         100,756
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          32,014           27,302               --          59,316
   Goodwill, net............................          1,065          57,100           22,509               --          80,674
   Intangible assets, net...................          4,423             390              916               --           5,729
   Deferred income taxes and other
     noncurrent assets......................             93           1,988            2,657               --           4,738
   Investment in subsidiaries...............         43,065           9,955               --          (53,020)             --
   Intercompany notes receivable............         99,537              --               --          (99,537)             --
                                               ------------     -----------      -----------      ------------     ----------
          Total assets......................   $    148,196     $   159,088      $    96,486      $  (152,557)     $  251,213
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
                                               ============     ===========      ===========      ===========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                              --------------  -------------  -----------------  --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   49,510     $    22,915        $       --      $   72,425
   Cost of sales............................             --          39,836          16,072                --          55,908
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --           9,674           6,843                --          16,517
   Selling, administrative and product
     development expenses...................            372           6,150           4,499                --          11,021
   Amortization of intangible assets........              9             547             186                --             742
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (381)          2,977           2,158                --           4,754
   Interest expense.........................          1,333           1,094           1,885                --           4,312
   Equity in income of subsidiaries.........         (1,668)             --              --             1,668              --
   Foreign currency loss....................             --              --           4,912                --           4,912
   Other income (expense)...................             --             (52)             (7)               --             (59)
                                                 ----------      ----------     -----------        ----------      ----------
   Income before income taxes...............         (3,382)          1,831          (4,646)            1,668          (4,529)
   Provision (benefit) for income taxes.....             --              --          (1,147)               --          (1,147)
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $   (3,382)     $    1,831     $    (3,499)       $    1,668      $   (3,382)
                                                 ==========      ==========     ===========        ==========      ==========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                              --------------  -------------  -----------------  --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   51,085     $    24,934        $       --      $   76,019
   Cost of sales............................             --          38,828          17,220                --          56,048
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          12,257           7,714                --          19,971
   Selling, administrative and product
     development expenses...................            394           5,937           5,579                --          11,910
   Amortization of intangible assets........              9             543             215                --             767
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (403)          5,777           1,920                --           7,294
   Interest expense.........................            746           1,715           1,816                --           4,277
   Equity in income (loss) of subsidiaries..          4,662              --              --            (4,662)             --
   Foreign currency (gain) loss.............             --              --          (1,560)               --          (1,560)
   Other income (expense)...................             --              --              (2)               --              (2)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          3,513           4,062           1,662            (4,662)          4,575
   Provision for income taxes...............             --              --             800                --             800
                                                 ----------      ----------     -----------        ----------      ----------
   Net income...............................     $    3,513      $    4,062     $       862        $   (4,662)     $    3,775
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                              --------------  -------------  -----------------  --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $  172,728     $    77,139        $       --      $  249,867
   Cost of sales............................             --         132,584          51,659                --         184,243
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          40,144          25,480                --          65,624
   Selling, administrative and product
     development expenses...................            864          18,814          15,241                --          34,919
   Amortization of intangible assets........             27           1,645             582                --           2,254
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (891)         19,685           9,657                --          28,451
   Interest expense.........................          4,230           3,438           5,607                --          13,275
   Equity in income of subsidiaries.........         12,510              --             --            (12,510)             --
   Foreign currency loss....................             --              --           8,866                --           8,866
   Other income (expense)...................             --            (361)            301                --             (60)
                                                 ----------      ----------     -----------        ----------      ----------
   Income before income taxes...............          7,389          15,886          (4,515)          (12,510)          6,250
   Provision (benefit) for income taxes.....             --              --          (1,139)               --          (1,139)
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    7,389      $   15,886     $    (3,376)       $  (12,510)     $    7,389
                                                 ==========      ==========     ===========        ==========      ==========




                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                              --------------  -------------  -----------------  --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $  161,235     $    82,391        $       --      $  243,626
   Cost of sales............................             --         120,254          55,264                --         175,518
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          40,981          27,127                --          68,108
   Selling, administrative and product
     development expenses...................          1,899          18,978          17,452                --          38,329
   Amortization of intangible assets........             29           1,641             665                --           2,335
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................         (1,928)         20,362           9,010                --          27,444
   Interest expense.........................          3,181           4,668           5,283                --          13,132
   Equity in income (loss) of subsidiaries..         14,429              --              --           (14,429)             --
   Foreign currency loss....................             --              --           4,059                --           4,059
   Other income (expense)...................         (2,000)             --              (2)               --          (2,002)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          7,320          15,694            (334)          (14,429)          8,251
   Provision for income taxes...............             --              --             931                --             931
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    7,320      $   15,694     $    (1,265)       $  (14,429)     $    7,320
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                    ISSUERS    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                ------------  -------------  -----------------  --------------  ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities..............................    $   (1,100)    $  16,318       $    4,945         $       --     $   20,163
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --        (6,148)          (1,469)                --         (7,617)
     Acquisitions, net of cash                           --        (1,515)          (1,259)                --         (2,774)
                                                 ----------     ---------       ----------         ----------     ----------
       acquired......equipment...............
       Net cash used for investing activities            --        (7,663)          (2,728)                --        (10,391)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt.............         6,029       (13,980)           7,951                 --             --
     Increase in revolving loan..............         2,000            --               --                 --          2,000
     Collection on notes receivable for unit
       purchase..............................            65            --               --                 --             65
     Repayment of debt.......................            --            --          (10,783)                --        (10,783)
     Distributions to members................        (6,103)           --               --                 --         (6,103)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities................         1,991       (13,980)          (2,832)                --        (14,821)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........            --            --              404                 --            404
                                                 ----------     ---------       ----------         ----------      ---------
   Net increase (decrease) in cash...........           891        (5,325)            (211)                --         (4,645)
   Cash at beginning of period...............            --         5,469            3,249                 --          8,718
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $      891     $     144       $    3,038         $       --     $    4,073
                                                 ==========     =========       ==========         ==========     ==========

                         ANVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSAND)

5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                    ISSUERS    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                ------------  -------------  -----------------  --------------  ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by operating
     activities..............................    $       --     $  20,034       $    3,691         $       --     $   23,725
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --        (6,598)          (2,851)                --         (9,449)
                                                 ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities            --        (6,598)          (2,851)                --         (9,449)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt.............         8,915       (10,316)           6,121             (4,720)            --
     Increase (decrease) in revolving loan...            --            --               --                 --             --
     Collection on notes receivable for unit
       purchase..............................            31            --               --                 --             31
     Repayment of debt.......................            --            --           (5,903)                --         (5,903)
     Issuance of membership units............           748            --               --                 --            748
     Repurchase of membership units..........        (4,974)           --               --                 --         (4,974)
     Distributions to members................        (4,720)       (4,720)              --              4,720         (4,720)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities................            --       (15,036)             218                 --        (14,818)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........            --            --              481                 --            481
                                                 ----------     ---------       ----------         ----------      ---------
   Net increase (decrease) in cash...........            --        (1,600)           1,539                 --            (61)
   Cash at beginning of period...............            --         5,636            5,604                 --         11,240
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $       --     $   4,036       $    7,143         $       --     $   11,179
                                                 ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000


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

         Two smaller acquisitions were completed in July 1997 by a subsidiary of SportRack, SportRack Accessories, Inc. (formerly SportRack International, Inc.). SportRack Accessories, Inc. acquired from Bell Sports Corporation the net assets of its sportrack division, a Canadian supplier of rack systems and accessories to the automotive aftermarket. SportRack Accessories, Inc. also acquired the capital stock of Nomadic Sports, Inc., a Canadian supplier of rack systems and accessories to the automotive OEM market and aftermarket.

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

         In September 2000, the Company through SportRack Accessories, Inc. acquired the net assets of Wiswall Hill Corporation, a North American Supplier of rack systems and accessories to the automotive aftermarket under the name brand Barrecrafters.

         In each instance, the acquisition was accounted for in accordance with the purchase method of accounting and the operating results of the acquired company have been included in the Company's consolidated financial statements since the date of the respective acquisition.

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

         Net sales. Net sales for the third quarter of 2000 were $72.4 million, representing a decrease of $3.6 million, or 4.7%, less than net sales for the third quarter of 1999. This decrease resulted primarily from the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries totaling $3.0 million. For example the average value of the Dutch Guilder, the functional currency of Brink, as compared to the U.S. Dollar declined by 13.3% during the third quarter of 2000 as compared to the third quarter of 1999 resulting in a similar decrease in sales as reported in U.S. dollars. Sales to North American OEMs also decreased during the quarter by $1.8 million as a result of longer than usual summer plant shutdowns on certain platforms by the OEM's. The shutdowns were measures to reduce increasing production inventories by the OEM's. Partially offsetting these decreases were increases in North American Aftermarket sales of $861,000.

         Gross profit. Gross profit for the third quarter of 2000 was $16.5 million, representing a decrease of $3.5 million, or 17.3%, over the gross profit for the third quarter of 1999. Gross profit as a percentage of net sales was 22.8% in the third quarter of 2000 compared to 26.3% in the third quarter of 1999. The decrease in the gross margin percentage is attributable to decreased productivity for the North American OEM towing business related to a reorganization of the manufacturing facility in order to better meet customer delivery and quality requirements. Additionally, higher costs were incurred during the quarter at the same facility due to an increase in outsourcing of component parts. The gross profit percentage was also reduced due to proportionately lower sales for Brink which has a greater gross margin percentage as compared with the Company as a whole. Reduced sales for Brink are attributable to the decline in the exchange rate between the Dutch Guilder and the U.S. Dollar for the third quarter of 2000 compared with the third quarter of 1999.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the third quarter of 2000 were $11.0 million, representing a decrease of $889,000, or 7.5%, compared with the selling, administrative and product development expenses for the third quarter of 1999. Selling, administrative and product development expenses as a percentage of net sales decreased to 15.2% in the third quarter of 2000 from 15.7% in the third quarter of 1999. This decrease is the result of reduced corporate expenditures and proportionately lower sales of Brink which has greater selling, administrative and product development expenses as a percentage of sales as compared with the Company as a whole.

         Operating income. Operating income for the third quarter of 2000 was $4.8 million, a decrease of $2.5 million, or 34.8%, from operating income for the third quarter of 1999 due to decreased gross profit partially offset by decreased selling, administrative and product development expenses. Operating income as a percentage of net sales decreased to 6.6% in the third quarter of 2000 from 9.6% in the third quarter of 1999.

         Interest expense. Interest expense for the third quarter of 2000 was $4.3 million, an increase of $35,000 over the third quarter of 1999. The increase was primarily due to higher interest rates on the Company's variable rate debt during the third quarter of 2000 as compared with the third quarter of 1999 offset by lower outstanding senior indebtedness attributable to scheduled principal payments made since the third quarter of 1999.

         Foreign currency gain (loss). The Company had a foreign currency loss in the third quarter of 2000 of $4.9 million, compared to a foreign currency gain of $1.6 million in the third quarter of 1999. The Company's foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. Dollars. During the third quarter of 2000 the U.S. Dollar strengthened significantly in relation to the Dutch Guilder, the functional currency of Brink. In the third quarter of 1999, the U.S. Dollar weakened against the Dutch Guilder. At June 30, 2000, the exchange rate of the Dutch Guilder to the U.S. Dollar was 2.31:1, whereas at September 30, 2000 the exchange rate was 2.49:1, or a 7.8% decline in the relative value of the Dutch Guilder. At June 30, 1999, the exchange rate of the Dutch Guilder to the U.S. Dollar was 2.14:1, whereas at September 30, 1999 the exchange rate was 2.07:1, or a 3.3% increase in the relative value of the Dutch Guilder during the quarter.

         Provision (benefit) for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the third quarter of 2000, the Company had a loss before income taxes for its taxable subsidiaries totaling $4.6 million and recorded a benefit for income taxes of $1.1 million. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries. During the third quarter of 1999, the Company had income before income taxes for its taxable subsidiaries totaling $1.7 million and recorded a provision for income taxes of $800,000.

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net income (loss). Net loss for the third quarter of 2000 was $3.4 million, as compared to net income of $3.8 million in the third quarter of 1999, a downward change of $7.2 million. The change in net income is primarily attributable to decreased operating income and the foreign currency loss in the third quarter of 2000 as compared with a foreign currency gain in the third quarter of 1999 offset by a benefit for income taxes in the third quarter of 2000 as compared with a provision for income tax in the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

         Net sales. Net sales for the nine months ended September 30, 2000 were $249.9 million, representing an increase of $6.2 million, or 2.6%, over net sales for the nine months ended September 30, 1999. This increase resulted primarily from increased sales to OEMs of approximately $13.8 million and growth in aftermarket sales of $1.1 million. Offsetting the Company's increased sales volume was the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries totaling $9.0 million. For example the average value of the Dutch Guilder, the functional currency of Brink, as compared to the U.S. Dollar declined by 12.3% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 resulting in a similar decrease in sales as reported in U.S. Dollars.

         Gross profit. Gross profit for the nine months ended September 30, 2000 was $65.6 million, representing a decrease of $2.5 million, or 3.6%, from the gross profit for the nine months ended September 30, 1999. Gross profit as a percentage of net sales was 26.3% in the nine months ended September 30, 2000 compared to 28.0% in the nine months ended September 30, 1999. The decrease in the gross margin percentage is attributable to decreased productivity for the North American OEM towing business related to a reorganization of the manufacturing facility in order to better meet customer delivery and quality requirements. Additionally, higher costs were incurred during the nine month period at the same facility due to an increase in outsourcing of component parts. The lower gross profit percentage was also reduced due to proportionately lower sales for Brink which has a greater gross margin percentage as compared with the Company as a whole. Reduced sales for Brink are attributable to the decline in the exchange rate between the Dutch Guilder and the U.S. Dollar for the nine months ended September 30, 2000 compared with the nine months ended September 30, 1999.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the nine months ended September 30, 2000 were $34.9 million, representing a decrease of $3.4 million, or 8.9%, compared with the selling, administrative and product development expenses for the nine months ended September 30, 1999. Selling, administrative and product development expenses as a percentage of net sales decreased to 14.0% in the nine months ended September 30, 2000 from 15.7% in the nine months ended September 30, 1999. This decrease is the result of reduced corporate expenditures including severance compensation recorded during the first quarter of 1999 related to the departure of the Company's former President and Chief Executive Officer and proportionately lower sales of Brink which has greater selling, administrative and product development expenses as a percentage of sales as compared with the Company as a whole.

         Operating income. Operating income for the nine months ended September 30, 2000 was $28.5 million, an increase of $1.0 million, or 3.7%, over operating income for the nine months ended September 30, 1999. Operating income as a percentage of net sales increased to 11.4% in the nine months ended September 30, 2000 from11.3% in the nine months ended September 30, 1999.

         Interest expense. Interest expense for the nine months ended September 30, 2000 was $13.3 million which was slightly greater than interest expense for the nine months ended September 30, 1999. The effect of reduced average borrowings during the nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999 was offset by higher interest rates charged on the Company's variable rate indebtedness.

         Foreign currency loss. Foreign currency loss in the nine months ended September 30, 2000 was $8.9 million, compared to a foreign currency loss of $4.1 million in the nine months ended September 30, 1999. The Company's foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. Dollars. During the nine months ended September 30, 2000 the U.S. Dollar strengthened significantly in relation to the Dutch Guilder, the functional currency of Brink. At December 31, 1999, the exchange rate of the Dutch Guilder to the U.S. Dollar was 2.19:1, whereas at September 30, 2000 the exchange rate was 2.49:1, or a 13.7% decline in the relative value of the Dutch Guilder during the period. In the nine months ended September 30, 1999, the relationship between the two currencies was less volatile. At December 31, 1998, the exchange rate of the Dutch Guilder to the U.S. Dollar was 1.88:1, whereas at September 30, 1999 the exchange rate was 2.07:1, or a 10.1% decline in the relative value of the Dutch Guilder.

         Other expense. In February 1996, the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreement with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999, a jury in the United States District Court for the Eastern District of Michigan reached a

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000


verdict against the Company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. The Company plans to file an appeal once a judgment is made by the court. During the First quarter of 1999, the Company increased its estimated accrual for this matter by $2.0 million which charge is included in other expense. No amounts have been paid as of September 30, 2000.

         Provision (benefit) for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the nine months ended September 30, 2000, the Company had a loss before income taxes for its taxable subsidiaries totaling $4.5 million and recorded a benefit for income taxes of $1.1 million. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries. During the nine months ended September 30, 1999, the Company had a loss before income taxes for its taxable subsidiaries totaling $334,000 and recorded a provision for income taxes of $931,000.

         Net income. Net income for the nine months ended September 30, 2000 was $7.4 million, as compared to net income of $7.3 million in the nine months ended September 30, 1999, an increase of $69,000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at September 30, 2000 was $169.2 million including current maturities of $11.8 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement ("U.S. Credit Facility").

WORKING CAPITAL AND CASH FLOWS

         Working capital and key elements of the consolidated statement of cash flows are (in thousands):

                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    2000            1999
                                                                              --------------   ---------

                    Working Capital........................................       $ 36,857         $ 36,825

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    2000             1999
                                                                              --------------   --------------
                    Cash flows provided by operating activities............       $ 20,163         $ 23,725

                    Cash flows (used for) investing activities.............       $(10,391)        $ (9,449)

                    Cash flows (used for) financing activities.............       $(14,821)        $(14,818)


Working capital

         Working capital remained constant between September 30, 2000 and December 31, 1999. Increases in accounts receivable of $6.7 million, other current assets of $4.2, deferred taxes of $2.0, inventory of $420,000, and a decrease in the current portion of long term debt of $651,000 were offset by decreases in cash of $4.6 million, and increases in accounts payable of $4.4 million, accrued liabilities of $2.3 million and a decrease of $2.2 million related to a decrease in the exchange rate between the functional currencies of the Company's foreign subsidiaries and the U.S. Dollar.

         Cash decreased by $4.6 million to $4.1 million at September 30, 2000 from $8.7 million at December 31, 1999 primarily due to cash used for investing and financing activities of $10.4 million and $14.8 million, respectively, partially offset by cash provided by operating activities of $20.1 million. Increases in accounts receivable and inventory were attributable to increased sales levels in the third quarter of 2000 as compared with the fourth quarter of 1999. Other current assets increased as a result of increased investment in tooling on programs in development for OEMs. Accounts payable increased primarily due to increased raw material purchases during the third quarter of 2000 as compared with the fourth quarter of 1999 to support higher sales levels. Accrued

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000


liabilities increased primarily from an increase in accrued interest on the Company's Senior Subordinated Notes, which is paid semiannually on October 1 and April 1. The current portion of long term debt decreased as two scheduled payments under the Acquisition Note became due in the first quarter of 2000 compared with only one due in the third quarter of 2000.

Operating Activities

         Cash flow provided by operating activities for the nine months ended September 30, 2000 was $20.2 million, compared to $23.7 million in the same period of 1999. This decrease is attributable to an increased investment in non cash working capital during the nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999 partially offset by higher operating income of $1.0 million during the period.

Investing Activities

         During the nine months ended September 30, 2000 and 1999, investing cash flows include acquisitions of property and equipment which decreased by $1.8 million to $7.6 million in 2000 as compared with $9.4 million in1999. This decrease is primarily attributable to greater costs in 1999 for a 32,000 square foot addition to the Company's manufacturing facility in Shelby Township Michigan having a cost of $1.8 million. This addition and other acquisitions of property and equipment were primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's ability to make capital expenditures is subject to restrictions in the U.S. Credit Facility, including a maximum of $12.5 million of capital expenditures annually.

         Investing cash flows for the nine months ended September 30, 2000 also include $2.8 million paid to acquire the net assets of Titan Industries, Inc. on February 22, 2000 and the net assets of the Wiswall Hill Corporation on September 5, 2000.

Financing Activities

         During the nine months ended September 30, 2000 and 1999, financing cash flows included payments of principal on the Company's term indebtedness of $10.8 million and $5.9 million, respectively. Distributions to members, representing amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members, were $6.1 million and $4.7 million during the nine months period ended September 30, 2000 and 1999, respectively. Financing cash flows during the nine months ended September 30, 2000 also included net borrowings under the Company's revolving loans of $2.0 million. Financing cash flows during the first nine months of 1999 also included the repurchase of membership units owned by the Company's former president totaling $4.2 million net of proceeds from the exercise of unit purchase options.

DEBT AND CREDIT SOURCES

         The Company's indebtedness was $169.2 million and $178.5 million at September 30, 2000 and December 31, 1999, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities. As of September 30, 2000, the Company had borrowings of $2.0 million under the revolving credit facilities and had $16.7 million of available borrowing capacity. Borrowing availability was reduced by a $6.4 million outstanding letter of credit issued to benefit plaintiffs in a lawsuit against the Company. See "Managements Discussion and Analysis" and the "Notes to the Financial Statements" for further discussion regarding this lawsuit. As of September 30, 2000, the Company was in compliance with the various covenants under the debt agreements pursuant to which it has borrowed or may borrow money as amended and believes the Company will remain in compliance with such covenants in all material respects through the period ending September 30, 2001. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the Revolving Credit Facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

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

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

         The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, Czech Republic and Italy. Net sales from international operations during the nine months ended September 30, 2000 were approximately $77.1 million, or 30.9% of the Company's net sales. At September 30, 2000, assets associated with these operations were approximately 38.4% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. Dollar of approximately $8.2 million.

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

         The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at September 30, 2000 and does not use derivative financial instruments for trading or speculative purposes.


NEW ACCOUNTING PRONOUNCEMENTS

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"("FAS 133"). The Company plans to adopt this statement at the beginning of fiscal 2001. The Company is completing an analysis of FAS 133 which is not expected to have a material impact on the Company's results of operations.

         In September 1999, the Emerging Issues Task Force ("EITF") issued Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF Issue No. 99-5 requires the Company to expense design and development costs related to long term supply arrangements as incurred unless the customer contractually guarantees reimbursement and capitalize molds, tools and dies for which title is held by the supplier, subject to an impairment test. Additionally, molds, tools and dies for which title is held by the customer are to be expensed as incurred unless the long term supply arrangement explicitly provides the supplier with the non-cancelable right to use such molds, tools and dies during the course of the supply arrangement. This pronouncement is effective on a prospective basis for costs incurred after December 31, 1999. The Company has adopted the issue for the first quarter of 2000 which has not had a material impact on the Company's results of operations.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security-holders

         None

Items 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


                EXHIBIT NUMBER                  DESCRIPTION
           ------------------------      ------------------------
                     10.7(g)              Amendment No. 7 Dated as of
                                          September 30, 2000 to Second Amended
                                          and Restated Credit Agreement Dated as
                                          of August 5, 1997.
                     27                   Financial Data Schedule


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




                                               ADVANCED ACCESSORY SYSTEMS, LLC
                                               (Registrant)




Date:      November 8, 2000                    /s/ BARRY G. STEELE
                                               ---------------------------------
                                               Barry G. Steele
                                               Corporate Controller
                                               (chief accounting officer
                                               and authorized signatory)

                                 Exhibit Index
                                 -------------

Exhibit No.                      Description
-----------                      -----------
  10.7(g)                        Amendment No. 7 Dated as of September 30, 2000 to Second Amended
                                 and Restated Credit Credit Agreement Dated as of August 5, 1997
  27                             Financial Data Schedule