Form 10-K
period 2000-12-31
ADVANCED ACCESSORY SYSTEMS LLC
filed 2001-03-27
CIK 1057836

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM              TO
                                   ------------    ------------

                       COMMISSION FILE NUMBER           333-49011
                                                      -------------

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              The aggregate fair market value of the registrant's Class A and A-1 Units held by non-affiliates of the registrant as of March 19, 2001, based upon the good faith determination of the Board of Managers was approximately $8,540,000. For purposes of this disclosure, shares of Class A and A-1 Units held by persons who hold more than 5% of the outstanding Class A and A-1 Units and Class A and A-1 Units held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

              The number of the registrant's Class A and A-1 Units, outstanding at March 19, 2001 was 9,236 and 5,133, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                  PART I

         Item 1.  BUSINESS................................................................................1

         Item 2.  PROPERTIES..............................................................................10

         Item 3.  LEGAL PROCEEDINGS.......................................................................10

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................10


                                                  PART II

         Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  MEMBERS' MATTERS........................................................................11

         Item 6.  SELECTED FINANCIAL DATA.................................................................12

         Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.....................................................14

         Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................20

         Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................20

         Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................48


                                                  PART III

         Item 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................48

         Item 11. EXECUTIVE COMPENSATION..................................................................49

         Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..............................................................................51

         Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................52


                                                  PART IV

         Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K................................................................................53

         SIGNATURES.......................................................................................56

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

                                     PART I
ITEM 1.    BUSINESS

GENERAL

    Advanced Accessory Systems, LLC (together with its subsidiaries, the "Company" or "AAS") is one of the world's largest suppliers of towing and rack systems and related accessories for the automotive original equipment manufacturer ("OEM") market and the automotive aftermarket. The Company's products include a comprehensive line of towing systems including accessories such as trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins. The Company's broad offering of rack systems includes fixed and detachable racks and accessories which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards and sailboards. The Company's products are sold as standard accessories or options for a variety of light vehicles. In 2000, the Company estimates that more than 50% of its net sales were generated from products sold for light trucks. For the year ended December 31, 2000, the Company's net sales and EBITDA, as adjusted, were $318.8 million and $44.5 million, respectively.

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

    Two smaller acquisitions were completed in July 1997 by SportRack International, Inc. ("SportRack International"), a subsidiary of SportRack. SportRack International acquired from Bell Sports Corporation ("Bell") the net assets of its sportrack division, a Canadian supplier of rack systems and accessories to the automotive aftermarket. An affiliate of J.P. Morgan Partners, LLC ("JPMP") which is also an affiliate of the Company, at that time was a significant equity investor in Bell. SportRack International also acquired the capital stock of Nomadic Sports, Inc. ("Nomadic"), a Canadian supplier of rack systems and accessories to the automotive OEM market and aftermarket. The acquisitions of the sportrack division of Bell and Nomadic are collectively referred to in this Form 10-K as the "SportRack International Acquisition."

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

    In February 2000, the Company through Valley, acquired (the "Titan Acquisition") the net assets of Titan Industries, Inc. ("Titan"). Titan is a North American Supplier of trailer balls and other towing related accessories to the automotive aftermarket.

    In September 2000, the Company through SportRack International, acquired (the "Barrecrafters Acquisition") the net assets of the Wiswall Hill Corporation ("Wiswall Hill" or "Barrecrafters"). Wiswall Hill is a North American supplier of rack systems and accessories to the automotive aftermarket under its popular brand name, Barrecrafters.

PRODUCTS

    The principal product lines of the Company are towing systems, rack systems and related accessories. In 2000, towing systems and towing accessories constituted approximately 59% and rack systems and rack accessories constituted approximately 41% of the Company's net sales. The Company believes it offers a more comprehensive product line than most of its competitors. The Company has devoted considerable resources to the engineering and designing of its products and, as a result, considers itself a market leader in the research and new product development of towing systems and rack systems.

    Towing Systems. The Company designs, manufactures and supplies towing systems to automotive OEMs and the automotive aftermarket which fit almost every light vehicle used for towing in North America and Europe. In the aggregate, the Company supplies over 2,000 different towing systems, as well as a line of towing accessories.

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

    The Company's towing systems sold in North America are installed primarily on light trucks. As new vehicles are introduced, the Company designs towing systems to match the specific vehicle design. The Company has introduced many innovative product designs such as the tubular trailer hitch which is lighter in weight, less obtrusive and stronger than the conventional hitch. Many of the Company's product innovations have enabled the Company to improve the functionality and safety of towing systems while, at the same time, enhancing the overall appearance of vehicles utilizing these towing products.

    The Company also offers a line of towing accessories, including trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins.

    Fixed Rack Systems. The Company supplies fixed roof rack systems for individual vehicle models that are generally sold to the automotive OEMs for installation at the factory or dealership. These rack systems are typically installed on a model for the life of its design, which generally ranges from four to six years. The Company has been an industry leader in developing designs which not only complement the styling themes of a particular vehicle, but also increase the utility and functionality of the rack system.

    Most of the fixed rack systems sold by the Company are composed of side rails which run along both sides of the vehicle's roof, feet which mount the side rails to the vehicle's roof, and cross rails which run between the side rails. Cross rails, which are attached to the side rails with stanchions, are typically movable and can be used to carry a load. The Company uses advanced materials such as lightweight, high strength plastics and roll formed aluminum to develop durable rack systems that optimize vehicle performance. Many of these products incorporate innovative features such as push button and pull lever stanchions, which allow easy movement of the cross rails to accommodate various size loads. These rack systems are utilized on a large number of light trucks, including Jeep Grand Cherokee and Cherokee, DaimlerChrysler minivans, Dodge Durango, GM Suburban, Tahoe and Yukon, Mercedes Benz M-Class and BMW X5.

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

 CUSTOMERS AND MARKETING

    Management believes that the Company has strong and diverse industry relationships which are based on its reputation for high service levels, strong technical support, innovative product development, high quality and competitive pricing. Sales to OEM and aftermarket customers represented approximately 68% and 32% of the Company's net sales, respectively, in 2000. In addition, sales to DaimlerChrysler and General Motors were approximately 32% and 11%, respectively, of the Company's aggregate net sales in 2000.

    Automotive OEMs. The Company obtains most of its new orders through a presourcing process by which the customer invites one or a few preferred suppliers to design and manufacture a component or system that meets certain price, timing, functional and aesthetic parameters. Upon selection at the development stage, the Company and the customer typically agree to cooperate in developing the product to meet the specified parameters. Upon completion of the development stage and the award of the manufacturing business, the Company receives a purchase order that covers parts to be supplied for a particular car model. Such supply arrangements typically involve annual renewals of the purchase order over the life of the model, which is generally four to six years. In addition, the Company enters into long-term contracts with certain OEM customers which require the Company to make annual price reductions. The Company competes to supply parts for successor models even though the Company may currently supply parts on the predecessor model. Sales to OEMs are made directly by the Company's internal sales staff and outside sales representatives.

    The Company sells its products to most of the automotive OEMs selling light vehicles in North America and/or Europe, including DaimlerChrysler, General Motors, Toyota, Opel, Volvo, Isuzu, Ford, BMW, Subaru, Fiat, Mitsubishi, Nissan, Volkswagen, SEAT, Skoda, Daewoo and Kia. The Company supplies DaimlerChrysler with substantially all of its North American towing systems and rack systems and accessories. The Company also supplies approximately 50% of the rack system requirements of General Motors. The following chart sets forth information regarding vehicle models on which the Company's products are used or for which the Company has been awarded business.


                                                                                                 AWARDED BUSINESS ON
         PRODUCT          OEM CUSTOMER              2000 PRODUCTION(A)                           FUTURE PRODUCTION(b)
    ---------------    ------------------  ------------------------------------              --------------------------
    Towing Systems     DaimlerChrysler     Cherokee, Grand Cherokee, Caravan,                Jeep Liberty
                                           Voyager, Town & Country, Dodge Ram
                                           Pick-up, Dakota, Wrangler, Durango, Neon,
                                           PT Cruiser, Plymouth Prowler, Ram
                                           Van, 300M, Voyager, Stratus, Sebring
                       General Motors      CK Pick-up, ML Van, S-10, Cavlier, Sunfire        Frontera, Corsa, Arena (van),Vectra
                                           Blazer, APV Vans, Bravada, Jimmy, Geo
                                           Tracker, Blazer, Corsa, Astra, Grand Priz
                                           (hatchback), Astra (Sedan), Cadilac Seville
                                           Astra (Station wagon), Calibra, Vectra
                                           (Hatchback), Vectra (Sedan), Vectra
                                           (Station wagon), Omega (Sedan), Omega
                                           (Station wagon), Campo, Frontera,
                                           Monterey, Zafira, Chevrolet Malibu
                       Ford                Explorer, Ranger,                                  Focus Wagon, Ranger,
                                           Windstar Minivan, Focus                            Mondeo, Explorer
                                           Mondeo, Mondeo (Wagon),
                                           Scorpio (Sedan), Scorpio
                                           (Wagon), Maverick, Transit
                       Renault             Laguna (Station wagon), Laguna,                    Laguna, Matra
                       Isuzu               Rodeo, Trooper
                       Toyota              4-Runner, RAV4, Tacoma Pick-up, Seniena            Landcrusier pick-up Previa, 355N
                                           Minivan Sequoia SUV, Tundra Pick-up
                                           Corolla, Corolla Wagon
                                           Camry, Hi-Lux, Picnic, Previa, Carina
                                           Hi-Ace, Celica, Yaris Verso
                       Nissan              Pathfinder, Pick-up, Quest,                       Primera, Primera Wagon,
                                           Infiniti, XTerra
                                           Vehicle, QW Truck, Micra, Sunny,                  Patrol, Terrano, MPV, Micra
                                           Frontier
                                           Almera, Primera, Maxima, King Cab,                Almera, Almera MPV, Tino MPV
                                           Terrano, Mavric, Patrol, Serena,
                                           Vanette
                       Mazda               121, MPV, J54, J16, 626, 323                      626 Wagon, 323, Demio
                       Honda               Passport, Accura MDX, CRV                         PF Van, Honda HP
                       Mitsubishi          Montero, Montero Sport, Carisma,                  Pajero
                                           L200
                       FIAT                Almost all models
                       Alpha Romeo         Almost all models
                       Lancia              Almost all models
                       Subaru              Outback, Legacy, Forester                         79V
                       Range Rover         Range Rover, Land Rover
                       Volvo               900 series (Sedan), 900 series                    900 series, S/V 70 series

                                                                                                 AWARDED BUSINESS ON
         PRODUCT          OEM CUSTOMER              2000 PRODUCTION(a)                           FUTURE PRODUCTION(b)
    ---------------    ------------------  ----------------------------------------          --------------------------
    Towing Systems     Volvo (continued)   (Station wagon), 850 (Sedan), 850
    (continued)        SAAB                9000 series, 900 series                           900 series, 9000 series, 9000
                                                                                             station wagon, small car 9-3,
                                                                                             small car 9-5, small station
                                                                                             wagon
                       Hyundai             Lantra, Sonata, Starex 4WD, Accent, Atos          Trajet, Lantra, Joyce
                                           Verna
                       Peugeot             106, 306, 406 (Sedan), 406 (Station               206, 206 Sport, 207, 306 Break
                                           wagon), 406 (Coupe), 605, 806, J5
                                           (Van), Boxer (Van)
                       Suzuki              Carry
                       Daihatsu            Gran Move, Move                                   LCX Mini Van
                       KIA                 Clarus, Frontiers, Carnivall
                       SEAT                Toledo
                       Skoda               SK240
                       Volkswagen          Golf 4, Caddy, Transporter, Polo, Euro
                       Daewoo              Nubira                                            U 100
    Rack Systems       DaimlerChrysler     Cherokee, Grand Cherokee, Caravan,                Jeep Liberty, Durango, CS
                                           Voyager, Town & Country, Durango,
                                           Mercedes M-Class, PT Cruiser, BW 72
                       General Motors      Suburban, Yukon, Tahoe, Astro,                    Hummer, Trans Port, Venture,
                                           Safari                                            Montana
                                           Escalade, Denali, Avalanche, Z-71                 Saturn SUV
                                           SUV
                                           Envoy, Trail Blazer, Bravada
                       Ford                                                                  D219
                       Honda               Accura MDX                                        Honda HP
                       Nissan              Pathfinder, Infinity QX4
                       Toyota                                                                Tacoma
                       Mitsubishi                                                            Montero Sport
                       Subaru              Outback, Impreza, Legacy, Forester
                       KIA                 Sportage                                          Sadona
                       Hyundi              Santa Fe, Alantra, Sanada, Accent
                       SEAT                Vario                                             GP99
                       Scoda               Octavia
                       Opel                Astra                                             Vectra, Astra
                       BMW                 E-53 (SUV)

-------------

(a) Represents models for which the Company produced products in 2000.

(b) The amount of products produced under these awards is dependent on the number of vehicles manufactured by the OEMs. Many of the models are versions of vehicles not yet in production. There can be no assurance that any of these vehicles will be produced or that the Company will generate certain revenues under these awards even if the models are produced.

    Automotive Aftermarket. The Company sells its products directly into the automotive aftermarket through a number of channels, including wholesalers, retailers and installers, through its internal sales force and outside sales representatives. The largest of the Company's aftermarket customers include U-Haul, Pep Boys, Balkamp, Advance Auto Parts, Coast Distribution System, Discount Auto Parts, Ace Hardware, Norauto, Brezan, Feuvert and Canadian Tire. The Company believes that it has established a reputation as a highly reliable aftermarket supplier able to meet its customers' requirements for on-time deliveries while minimizing the carrying levels of inventory. For example, Valley began supplying towing systems to U-Haul (which the Company believes, is the largest installer of towing systems in the United States) in 1994 and for the year ended December 31, 2000, supplied approximately 50% of U-Haul's towing system requirements.

PRODUCT DESIGN, DEVELOPMENT AND TESTING

    The Company believes that it is a leader in the design of towing systems and rack systems and accessories. The Company believes it offers products that possess greater quality, reliability and performance than the products sold by many of its competitors. The 128 members of the Company's engineering and design staff possess strong technical skills. The Company currently holds more than 125 U.S. and foreign patents, and has numerous patent applications pending. The expiration of such patents are not expected to have a material adverse effect on the Company's operations.

    The Company spent $9.8 million, $10.3 million and $9.6 million on engineering, research and development in 2000, 1999 and 1998, respectively. The Company works closely with OEMs to constantly improve design and manufacturing technology and product functionality. When an OEM is in the process of developing a new model, it typically approaches an established or incumbent supplier with a request to supply the required towing system or rack system. The Company is typically contacted two to four years prior to the start of production of the new model. The Company's product development engineers then work closely with the OEM to develop a product that satisfies the OEM's aesthetic and functional requirements. This relationship also provides the Company with a competitive advantage in the aftermarket because, in many cases, the Company already possesses the knowledge to create a system compatible with new model vehicles prior to release.

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

    The Company has established quality procedures at each of its facilities and strives to manufacture the highest quality product possible. The Company has achieved ISO-9000 or QS-9000 certification for 13 of its 21 manufacturing and engineering facilities and is in the process of obtaining certification for other of its facilities. The Company has received numerous quality and performance awards from its OEM customers, including DaimlerChrysler's Gold Award, General Motors's Supplier of the Year Award, Ford's Q-1 Award, Toyota's Distinguished Supplier Award, KIA's Preferred Supplier Award and the Nissan Superior Supplier Performance Award.

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

NORTH AMERICAN AUTOMOTIVE INDUSTRY

    During the later part of 2000, sales in the North American automotive industry began to decline and some of the Company's major customers adjusted production in the 4th quarter of 2000 to reduce their inventory of unsold vehicles. This lowering of production negatively impacted the Company's sales during the 4th quarter of 2000. This trend has continued during the early part of 2001.

    It is anticipated that U.S. auto sales for 2001 will be in the range of 15.5 million to 16.5 million vehicles, down from 17.4 million vehicles in 2000.

    In addition, DaimlerChrysler, the Company's largest customer, incurred substantial losses at its North American, Chrysler Group. During the first quarter of 2001, DaimlerChrysler announced a restructuring plan to return the Chrysler Group to profitability in 2002. This restructuring plan includes the reduction of 26,000 employees and a 15% reduction in material cost by 2003. Effective January 1, 2001, the Company agreed to reduce prices on products sold to DaimlerChrysler and has been able to partially offset these price reductions through reductions in its material costs. The Company continues to work with DaimlerChrysler to help identify other potential cost savings.

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

    Increased Levels of Manufacturing in North America by Transplants. As a result of the relative cost advantage of producing vehicles in North America, many foreign automobile manufacturers with manufacturing operations in the United States ("transplants") have increased their share of North American light vehicle production from approximately 6% in 1986 to approximately 24% in 2000. Industry sources forecast that this trend will continue. For example, BMW commenced manufacturing in the U.S. in 1996 and launched production of its E-53 SUV in 1999. In addition, Toyota launched production of its Tundra pickup truck in Indiana during 1999 and launched production of its Sequoia SUV during 2000, Honda began production of its Odyssey minivan in North America during 1999 and began production of its Acura MD SUV during 2000. The Company believes that increased levels of manufacturing of light trucks in North America by transplants will benefit full service, high quality suppliers with North American operations such as the Company.

COMPETITION

    The Company's industry is highly competitive. A large number of actual or potential competitors exist, some of which are larger than the Company and have substantially greater resources than the Company. The Company competes primarily on the basis of product quality, cost, timely delivery, customer service, engineering and design capabilities and new product innovation in both the OEM market and the automotive aftermarket. The Company believes that as OEMs continue to strive to reduce new model development cost and time, innovation and design and engineering capabilities will become more important as a basis for distinguishing competitors. The Company believes it has an outstanding reputation in both of these areas. In the automotive aftermarket, the Company believes that its wide range of product applications is a competitive advantage. For example, the Company has developed towing systems to fit almost every light vehicle used for towing in North America and Europe. The Company believes its competitive advantage in the aftermarket is enhanced by its close relationship with OEMs, allowing the Company access to automobile design at an earlier time than its competitors.

    In the towing systems market, the Company competes with Draw-Tite Inc. and Reese Products Inc., both of which are subsidiaries of Metaldyne Corporation, Bosal Holding B.V., The Oris Group, Production Stamping Inc. and numerous smaller competitors.

    In the rack systems and accessories market, the Company's competitors include JAC Holding Corp., Thule International S.A., Yakima Products, Inc., Graber Products Inc. and several smaller competitors.

COMPETITIVE ADVANTAGES

    Leading Global Market Position. Based on its knowledge of the industry, the Company believes that it is one of the world's largest suppliers of towing systems and one of the world's largest suppliers of rack systems. The Company also believes, based on its knowledge of the industry, that it is the largest supplier of towing systems in Europe and the second largest supplier of towing systems in North America. The Company also believes that it is one of the two largest suppliers of rack systems sold to automotive OEMs in North America. The Company has 27 facilities strategically located in North America and Europe. By virtue of its size and global presence, the Company believes it benefits from several competitive advantages, including the ability to (i) satisfy local design, production, quality and timing requirements of global OEMs; (ii) provide "one-stop shopping" for customers' product and service requirements; (iii) optimize plant production; (iv) maximize its raw material purchasing power; (v) spread its selling, administrative and product development expenses over a large base of net sales; and (vi) develop and maintain state-of-the-art production facilities.

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

    High Quality, Low Cost Manufacturing Position. The Company believes that it is one of the highest quality, lowest cost suppliers of towing and rack systems in North America and Europe. The Company has received numerous quality and performance awards, including DaimlerChrysler's Gold Award, General Motor's Supplier of the Year Award, Ford's Q-1 Award, Toyota's Distinguished Supplier Award, Kia's Preferred Supplier Award and Nissan's Superior Supplier Performance Award. Supplier quality systems are currently being standardized across OEMs through the ISO-9000 and QS-9000 programs. The Company has achieved ISO-9000 or QS-9000 certification for 12 of its 21 manufacturing and engineering facilities and is in the process of obtaining certification for other of its facilities. The Company's low cost position is a result of its strict cost controls and continuous improvement programs designed to enhance productivity. OEMs typically prefer stable suppliers who can generate productivity gains that can be shared to reduce OEM costs. The Company's cost controls are closely integrated with its quality driven manufacturing operations, thereby allowing it to profitably deliver high quality, easy to install and competitively-priced components on a just-in-time basis. The Company's focus on low cost manufacturing also provides benefits when selling products to the automotive aftermarket.

BUSINESS STRATEGY

    The Company's objective is to strengthen its position as a leading global supplier of automotive exterior accessories, thereby increasing revenue and cash flow. In order to accomplish its goal, the Company intends to pursue the following strategies.

    Increase Global Market Share. The Company intends to capitalize on its expanded presence in North America and Europe by marketing products to its global automotive OEM customers. Through its past acquisitions of complementary product lines, the Company is able to offer an expanded range of products and services to its extended customer base. The Company also expects to secure new customers by virtue of its expanded market presence and broad product and service offerings. The Company believes its continued emphasis on new technology (both product and process), will result in the development of innovative, towing and rack system products which it expects to market to its expanding customer base.

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

EMPLOYEES

    At December 31, 2000, the Company had approximately 2,200 employees of whom approximately 1,700 are hourly employees and approximately 500 are salaried personnel. Approximately 150 of the Company's employees in the United States at the Port Huron, Michigan facility are represented by the Teamsters Union. Collective bargaining agreements with the Teamsters Union affecting these employees expire in April 2004. As is common in many European jurisdictions, substantially all of the Company's employees in Europe are covered by country-wide collective bargaining agreements. The Company believes that its relations with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    For financial information about foreign and domestic operations of the Company, see "Note 14" of the Company's "Notes to Consolidated Financial Statements".

ITEM 2.    PROPERTIES

    The Company's executive offices are located in 14,550 square feet of leased space in Sterling Heights, Michigan. The Company has 27 facilities with a total of 2,252,954 square feet of space. The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs.

    The Company's facilities are as follows:

                                                                                      SQUARE    OWNED/         LEASE
                  LOCATION                          PRINCIPAL FUNCTIONS                FEET     LEASED     EXPIRATION**
        ---------------------------           -----------------------------         --------- ---------  --------------
        North America
        -------------
        Shelby Township, Michigan*            Manufacturing                           74,800    Owned                 --
        Shelby Township, Michigan*            Manufacturing                           13,000   Leased               2008
        Port Huron, Michigan*                 Manufacturing                          200,000    Owned                 --
        Sterling Heights, Michigan*           Administration and engineering          14,550   Leased               2003
        Madison Heights, Michigan*            Administration and                      90,000   Leased               2002
                                              manufacturing
        Madison Heights, Michigan*            Engineering and manufacturing           18,000   Leased               2002
        Shelburne, Vermont                    Administration, manufacturing           73,000   Leased               2001
                                              and engineering
        Wyandot, Michigan                     Manufacturing                            5,000   Leased               2002
        Lodi, California                      Administration, manufacturing and      150,000    Owned                 --
                                              engineering
        Lodi, California                      Warehousing                             77,760   Leased               2002
        Grove City, Ohio                      Warehousing                             70,644   Leased               2006
        Dallas, Texas                         Warehousing                             23,800   Leased               2005
        Granby, Quebec                        Administration, manufacturing and       88,200   Leased               2003
                                              warehousing
        Bromptonville, Quebec                 Manufacturing                            2,000   Leased               2000
        Hamer Bay, Ontario                    Manufacturing                           15,000    Owned                 --

        Europe
        Sandhausen, Germany*                  Administration and engineering           5,000   Leased     Month to Month
        Barcelona, Spain                      Manufacturing                            6,200   Leased     Month to Month
        Bakov nad Jizerou, Czech              Manufacturing                            6,000   Leased     Month to Month
         Republic*
        Staphorst, The Netherlands*           Administration, engineering            405,000    Owned                 --
                                              manufacturing, and warehousing
        Hoogeveen, The Netherlands*           Manufacturing and warehousing          185,000    Owned                 --
        Fensmark, Denmark*                    Manufacturing and warehousing           95,000    Owned                 --
        Nuneaton, United Kingdom*             Manufacturing and warehousing           75,000    Owned                 --
        Vanersborg, Sweden*                   Manufacturing and warehousing          160,000   Leased               2004
        Wolsztyn, Poland                      Warehousing                              5,000   Leased     Month to Month
        Reims, France                         Manufacturing and warehousing          115,000    Owned                 --
        St. Victoria di Gualtieri, Italy      Administration, engineering,           170,000   Leased               2003
                                              manufacturing and warehousing
        St. Victoria di Gualtieri, Italy      Manufacturing                          110,000   Leased               2003

-----------------
 *   QS 9000 and/or ISO 9000 certification.
**   Gives effect to all renewal options.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MEMBERS'
           MATTERS

    There is no established public trading market for the Company's Class A or Class A-1 Units. At March 19, 2000, there were 19 holders of record of Class A Units and one holder of record of Class A-1 Units. Except as set forth below with respect to quarterly tax distributions to Members, the Company has never declared or paid dividends (or made any other distributions) on the Class A Units or the Class A-1 Units and does not anticipate doing so in the foreseeable future. Under certain loan agreements, the Company is prohibited from declaring or paying any cash dividend or making distributions thereon, except for quarterly distributions to Members to the extent of any tax liability with respect to the Class A Units and Class A-1 Units and except for repurchases of Class A Units from employees upon a termination of their employment with the Company pursuant to an Employment Agreement and the Operating Agreement.

    As listed below, since January 1, 1998, the Company has issued unregistered securities to investors and to certain other individuals. Each such issuance was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) of the Securities Act on the basis that such transactions did not involve a public offering.

          1) On April 22, 1998 pursuant to their respective subscription agreements, the Company issued an aggregate of 43 of its Class A Units for an aggregate purchase price of approximately $150,000, to Gerrit de Graaf and J. Wim Rengelink.

          2) On May 18, 1999 pursuant to a subscription agreement, the Company issued 25 of its Class A Units for an aggregate purchase price of $100,000 to Bryan A Fletcher.

          3) On January 1, 2000, the Company issued 3,655 of its Class A-1 Units to J.P. Morgan Partners (23A SBIC), LLC in exchange for 3,655 Class A Units.

          4) On November 11, 2000 the Company issued 1,478 of its Class A-1 Units to J.P. Morgan Partners (23A SBIC), LLC in exchange for 1,478 Class A Units.

ITEM 6.    SELECTED FINANCIAL DATA

    The information below presents consolidated financial data of the Company and includes (i) the operations of Brink subsequent to the Brink Acquisition on October 30, 1996; (ii) the operations of the sportrack division of Bell and Nomadic subsequent to the SportRack International Acquisition on July 2, 1997 and July 24, 1997, respectively, (iii) the operations of Valley subsequent to the Valley Acquisition on August 5, 1997, (iv) the operations of Ellebi subsequent to the Ellebi Acquisition on January 2, 1998, (v) the operations of Tranfo-Rakzs subsequent to the Tranfo-Rakzs Acquisition on February 7, 1998,
(vi) the operations of Titan subsequent to the Titan Acquisition on February 22, 2000 and (vii) the operations of Barrecrafters subsequent to the Barrecrafters Acquisition on September 5, 2000, and have been derived from the audited financial statements of the Company. The following table should be read in conjunction with the consolidated financial statements of the Company and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                          YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------
                                                       2000(4)        1999          1998(3)         1997(2)        1996(1)
                                                    ------------  ------------   ------------   -------------- -----------
                                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales ....................................        $ 318,817    $ 314,142        $ 292,145    $ 189,352       $  81,466
Cost of sales(5) .............................          239,090      227,889          215,441      136,230          53,607
                                                      ---------    ---------        ---------    ---------       ---------
  Gross profit ...............................           79,727       86,253           76,704       53,122          27,859
Selling, administrative and product
  development expenses(5) ....................           45,527       50,258           50,839       31,350          13,413
Amortization of intangible assets ............            3,297        3,245            3,551        2,336           2,475
Impairment charge(5) .........................               --           --            7,863           --              --
                                                      ---------    ---------        ---------    ---------       ---------
  Operating income ...........................           30,903       32,750           14,451       19,436          11,971
Other (income) expense
  Interest expense ...........................           17,950       17,453           18,633       12,627           4,312
  Foreign currency (gain) loss(6) ............            5,386        7,912           (4,995)       6,097           1,330
  Other, net .................................               52        1,990               --           --             (80)
                                                      ---------    ---------        ---------    ---------       ---------
  Income before minority interest,
    extraordinary charge and income
    taxes ....................................            7,515        5,395              813          712           6,409
Provision (benefit) for income
  taxes(7) ...................................             (278)         417              903       (2,856)           (491)
                                                      ---------    ---------        ---------    ---------       ---------
  Income before minority interest and ........            7,793        4,978              (90)       3,568           6,900
    extraordinary charge
Minority interest ............................               --           --               --           97              69
                                                      ---------    ---------        ---------    ---------       ---------
  Income before extraordinary
    charge ...................................            7,793        4,978              (90)       3,471           6,831
Extraordinary charge(8) ......................               --           --               --        7,416           1,970
                                                      ---------    ---------        ---------    ---------       ---------
  Net income (loss) ..........................        $   7,793    $   4,978        $     (90)   $  (3,945)      $   4,861
                                                      =========    =========        =========    =========       =========
OTHER DATA:
Cash flows from operating
  Activities .................................        $  21,416    $  25,014        $  21,879    $   6,982       $   9,917
EBITDA(9) ....................................           44,546       46,539           38,364       27,916          16,448
Depreciation .................................           10,346       10,418           10,857        6,144           2,002
Capital expenditures .........................           10,445       11,775            9,998        7,751           3,124
Ratio of EBITDA to interest expense ..........            2.48x        2.67x            2.06x        2.21x           3.81x
Ratio of earnings to fixed charges(10) .......            1.36x        1.29x            1.04x        1.06x           2.43x
BALANCE SHEET DATA (AT END OF PERIOD)
Cash .........................................        $   3,315    $   8,718        $  11,240    $  27,348       $   2,514
Working capital ..............................           34,791       36,825           49,232       65,803          14,368
Total assets .................................          242,497      251,213          258,981      265,558         148,359
Total debt, including current maturities .....          175,635      178,498          187,524      197,126          93,142
Mandatorily redeemable warrants ..............            5,010        4,810            4,409        3,507           3,498
Distributions to Members' ....................            6,090        4,720              195        2,945           3,692
Members' equity ..............................            5,896       10,331           15,147       16,444          18,463

--------------
(1) In October 1996, the Company acquired Brink. The Brink Acquisition has been accounted for in accordance with the purchase method of accounting. Accordingly, the operating results of Brink are included in the consolidated operating results of the Company subsequent to October 30, 1996.

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

(4) The Company acquired the net assets of Titan Industries, Inc. on February 22, 2000 and the net assets of Barrecrafters on September 5, 2000. The Titan Acquisition and Barrecrafters Acquisition have been accounted for in accordance with the purchase method of accounting. Accordingly, the operating results of Titan and Barrecrafters are included in the consolidated operating results of the Company subsequent to the respective acquisition dates.

(5) In June 1998, information became available that indicated that certain assets acquired from Bell (accounts receivable, inventory and tooling) had a fair value less than originally recorded. The SportRack International purchase was renegotiated and a $2.0 million reimbursement was received from Bell. Accounts receivable, inventory and tooling were reduced by $6.5 million and additional goodwill of $4.5 million, net of the $2.0 million reimbursement from Bell, was recorded. During the second half of 1998, management further reassessed the operations of SportRack International, took actions to restructure the operations, and recorded restructuring charges totaling $1.9 million. Restructuring charges have been included in cost of sales ($1.1 million) and in selling, administrative and product development expenses ($832,000) in the Company's consolidated statement of operations. All restructuring costs have been incurred as of December 31, 1998. Concurrent with the reassessment of the SportRack International operations, management reviewed the carrying value of goodwill and other intangible assets, determined that future cash flows would not be sufficient to recover recorded amounts, and recorded an impairment charge of $7.9 million.

(6) Primarily represents net currency gains and loss on indebtedness of the Company's foreign subsidiaries denominated in currencies other than their functional currency.

(7) The Company is a limited liability corporation and, as such, the earnings of the Company and its domestic subsidiaries, except for AAS Holdings, Inc. (a holding company for Brink) which is a C corporation, are included in the taxable income of the Company's unitholders and no federal income tax provision is required. The Company's foreign and taxable domestic subsidiaries provide for income taxes on their results of operations.

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

(10) For purposes of determining the ratio of earnings to fixed charges, "earnings" are defined as income (loss) before minority interest, extraordinary charge and income taxes, plus fixed charges. "Fixed charges" consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the component of operating lease rental expense that management believes is representative of the interest component of rent expense.

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

GENERAL

    An affiliate of JPMP and certain members of the Company's management formed the Company in September 1995 to make strategic acquisitions of automotive exterior accessory manufacturers and to integrate those acquisitions into a global enterprise that would be a preferred supplier to the automotive industry.

RECENT ACQUISITIONS

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

    In September 2000, the Company through SportRack International, acquired the net assets of the Wiswall Hill Corporation ("Wiswall Hill" or "Barrecrafters"). Wiswall Hill is a North American supplier of rack systems and accessories to the automotive aftermarket under its popular brand name, Barrecrafters.

SUMMARY RESULTS OF OPERATIONS

    The following table presents the major components of the statement of operations together with percentages of each component as a percentage of net sales.

                                                                              YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------------------
                                                              2000                       1999                      1998
                                                    ------------------------   ------------------------   ------------------------
                                                                          (DOLLARS IN THOUSANDS)
               Net sales .........................   $ 318,817      100.0%       $ 314,142     100.0%       $ 292,145      100.0%
                 Gross profit ....................      79,727       25.0%          86,253      27.5%          76,704       26.3%
               Selling, administrative and product
                 development expenses.............      45,527       14.3%          50,258      16.0%          50,839       17.4%
               Amortization of intangible assets..       3,297        1.0%           3,245       1.0%           3,551        1.2%
               Impairment charge .................          --         --               --        --            7,863        2.7%
                 Operating income ................      30,903        9.7%          32,750      10.4%          14,451        4.9%
               Interest expense ..................      17,950        5.6%          17,453       5.6%          18,633        6.4%
               Foreign currency (gain) loss ......       5,386        1.7%           7,912       2.5%          (4,995)      (1.7%)
               Income before income taxes ........       7,515        2.4%           5,395       1.7%             813        0.3%
               Income tax provision (benefit)  ...        (278)       0.1%             417       0.1%             903        0.3%
               Net income (loss) .................       7,793        2.4%           4,978       1.6%             (90)       0.0%

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

         Net sales. Net sales for 2000 were $318.8 million, representing an increase of $4.7 million, or 1.5%, over net sales for 1999. This increase resulted from increased sales to OEMs of approximately $14.5 million and increased sales to the aftermarket of $2.4 million. Partially offsetting the Company's increased sales volume was the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries totaling $12.2 million. For example the average value of the European Euro, the functional currency of Brink, as compared to the U.S. Dollar declined by 13.4% during 2000 as compared to 1999 resulting in a similar decrease in sales as reported in U.S. Dollars.

         During the fourth quarter of 2000, the Company's sales to North American OEM's were lower than expected as a result of several temporary plant shut-downs. The shut-downs were instituted by the OEM's as a measure to reduce inventory levels which had increased as a result of lower automotive sales during the period.

         Gross profit. Gross profit for 2000 was $79.7 million, representing a decrease of $6.5 million, or 7.6%, from the gross profit for 1999. Gross profit as a percentage of net sales was 25.0% in 2000 compared to 27.5% in 1999. The decrease in the gross margin percentage is attributable to decreased productivity for the North American OEM towing business related to a reorganization of the manufacturing facility in order to better meet customer delivery and quality requirements. Additionally, higher costs were incurred during the year at the same facility due to an increase in outsourcing of component parts. Brink had higher material costs during the year attributable to increased cost of steel during the year as compared with that of 1999. The gross profit percentage was also reduced due to proportionately lower sales for Brink which has a greater gross margin percentage as compared with the Company as a whole. Reduced sales for Brink are attributable to the decline in the exchange rate between the Dutch Guilder and the U.S. Dollar for 2000 compared with 1999.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for 2000 were $45.5 million, representing a decrease of $4.7 million, or 9.4%, compared with the selling, administrative and product development expenses for 1999. Selling, administrative and product development expenses as a percentage of net sales decreased to 14.3% in 2000 from 16.0% in 1999. This decrease is partly due to a decrease of an estimated liability related to a contingent obligation to a customer totaling $1.9 million. The reduction was also attributable to reduced corporate expenditures including severance compensation recorded during the first quarter of 1999 related to the departure of the Company's former President and Chief Executive Officer and proportionately lower sales of Brink which has greater selling, administrative and product development expenses as a percentage of sales as compared with the Company as a whole. Offsetting the lower percent were legal and accounting costs of approximately $900,000 related to a potential recapitalization of the Company's equity securities during the year.

         Operating income. Operating income for 2000 was $30.9 million, a decrease of $1.8 million, or 5.6%, compared with operating income for 1999. Operating income as a percentage of net sales decreased to 9.7% in 2000 from 10.4% in 1999. This decrease reflects the decrease in gross profit, partially offset by the decrease in selling, general and product development expenses as a percentage of net sales.

         Interest expense. Interest expense for 2000 was $18.0 million, an increase of $497,000 from interest expense for 1999. The increase is due to interest costs totaling $450,000 recorded for an estimated contingent legal liability which is more fully discussed below in the discussion of other expense. The effect of reduced average borrowings during 2000 as compared with 1999 was offset by higher interest rates charged on the Company's variable rate indebtedness.

         Foreign currency loss. Foreign currency loss in 2000 was $5.4 million, compared to a foreign currency loss of $7.9 million in 1999. The Company's foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. Dollars. During 2000 the U.S. Dollar strengthened significantly in relation to the European Euro, the functional currency of Brink. At December 31, 1999, the exchange rate of the European Euro to the U.S. Dollar was 0.99:1, whereas at December 31, 2000 the exchange rate was 1.06:1, or a 7.1% decline in the relative value of the Euro during the period. In 1999, the relationship between the two currencies was more volatile. At December 31, 1998, the exchange rate of the European Euro to the U.S. Dollar was 0.85:1, whereas at December 31, 1999 the exchange rate was 0.99:1, or a 16.5% decline in the relative value of the Euro.

         Other expense. In February 1996, the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreement with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999, a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. The Company plans to file an appeal once a judgment is made by the court. During the First quarter of 1999, the Company increased its estimated accrual for this matter by $2.0 million which charge is included in other expense. No amounts have been paid as of December 31, 2000.

         Provision (benefit) for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During 2000, the Company had a loss before income taxes for its taxable subsidiaries totaling $3.0 million and recorded a benefit for income taxes of $278,000. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries. During 1999, the Company had a loss before income taxes for its taxable subsidiaries totaling $5.6 million and recorded a provision for income taxes of $403,000.

         Net income. Net income for 2000 was $7.8 million, as compared to net income of $5.0 million in 1999, an increase of $2.8 million. The change in net income is primarily attributable to decreases in operating expenses, foreign currency losses and other expense offset by a decrease in gross profit.

         Other. During the second quarter of 2000 one of the Company's significant OEM customers recalled approximately 380,000 trucks to replace or reinforce their trailer hitches, which were supplied by the Company. The recall affects 1998-2000 model year vehicles built between January 1998 and September 1999. The Company worked with the customer to provide technical and other support in response to the recall. Management can not estimate at this time what the financial impact will be to the Company, if any, as a result of the recall.

1999 COMPARED TO 1998

         Net Sales. Net sales for 1999 were $314.1 million, representing an increase of $22.0 million, or 7.5%, over net sales for 1998. This increase resulted from increased sales to OEM's of approximately $10.1 million and increased aftermarket sales of $10.9 million. Increased OEM sales are attributable to higher production volumes by the OEM's on the Company's existing programs. Increases in aftermarket sales are primarily attributable to new customers in the retail market and new business with an existing customer in the installer business. Offsetting the Company's increased sales volume is a decrease of approximately $3.1 million related to the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries.

         Gross Profit. Gross profit for 1999 was $86.3 million, representing an increase of $9.5 million, or 12.4%, over the gross profit for 1998. This increase resulted from the increase in net sales. Gross profit as a percentage of net sales was 27.5% in 1999 compared to 26.3% in 1998. The increase in the gross profit percent resulted primarily from reduced material costs, primarily steel, and the effect of higher net sales on fixed overhead costs.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for 1999 were $50.3 million, representing a decrease of $581,000, or 1.1%, over the selling, administrative and product development expenses for 1998. Selling, administrative and product development expenses as a percentage of net sales decreased to 16.0% in 1999 from 17.4% in 1998. This decrease resulted primarily from the effect of higher net sales on fixed costs, decreased selling, administrative and product development expenses of SportRack International resulting from the restructuring of the subsidiary's operations during the fourth quarter of 1998 and the restructuring charges (as further discussed below) related to the operations of SportRack Accessories incurred in 1998.

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

         Foreign currency (gain) loss. Foreign currency loss in 1999 was $7.9 million, compared to a foreign currency gain of $5.0 million in 1998. The Company's foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. Dollars. During 1999 the U.S. Dollar strengthened significantly in relation to the European Euro, the functional currency of Brink. At December 31, 1998, the exchange rate of the European Euro to the U.S. Dollar was 0.85:1, whereas at December 31, 1999 the exchange rate was 0.99:1, or a 16.5% decline in the relative value of the Euro.

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

NORTH AMERICAN AUTOMOTIVE INDUSTRY

    During the later part of 2000, sales in the North American automotive industry began to decline and some of the Company's major customers adjusted production in the 4th quarter of 2000 to reduce their inventory of unsold vehicles. This lowering of production negatively impacted the Company's sales during the 4th quarter of 2000. This trend has continued during the early part of 2001.

    It is anticipated that U.S. auto sales for 2001 will be in the range of 15.5 million to 16.5 million vehicles, down from 17.4 million vehicles in 2000.

    In addition, DaimlerChrysler, the Company's largest customer, incurred substantial losses at its North American, Chrysler Group. During the first quarter of 2001, DaimlerChrysler announced a restructuring plan to return the Chrysler Group to profitability in 2002. This restructuring plan includes the reduction of 26,000 employees and a 15% reduction in material cost by 2003. Effective January 1, 2001, the Company agreed to reduce prices on products sold to DaimlerChrysler and has been able to partially offset these price reductions through reductions in its material costs. The Company continues to work with DaimlerChrysler to help identify other potential cost savings.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at December 31, 2000 was $175.6 million including current maturities of $11.8 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement ("U.S. Credit Facility").

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

                                                              2000                  1999                    1998
                                                      -------------------   -------------------     -------------------
                                                                               (IN THOUSANDS)
                   Working Capital................        $      34,791         $      36,825       $      46,370
                   Cash flows provided by operating
                     activities...................               21,416                25,014              21,879
                   Cash flows (used for) investing
                     activities...................              (13,249)              (11,775)            (31,618)
                   Cash flows provided by (used
                     for) financing activities....              (14,982)              (18,185)             (8,367)

Working Capital

    Working capital decreased by $2.0 million to $34.7 million at December 31, 2000 from $36.8 million at December 31, 1999 due to decreases in cash and accounts receivable of $5.4 million and $3.4 million, respectively, and decreases attributable to the decline of the exchange rates between the functional currencies of the Company's foreign subsidiaries against the U.S. Dollar totaling $400,000. These decreases were offset by increases in inventory and other current assets of $4.1 million and $1.5 million, respectively, and decreases in accounts payable and accrued liabilities of $199,000 and $763,000, respectively, and a decrease in the current maturities of long-term debt of $638,000.

    Cash decreased by $5.4 million to $3.3 million at December 31, 2000 from $8.7 million at December 31, 1999 primarily due to investing and financing activities of $13.2 million and $15.0 million, respectively, offset by cash provided by operating activities of

$21.0 million. Accounts receivable decreased primarily as a result of a reduction in sales levels during the fourth quarter of 2000 as compared with the fourth quarter of 1999. This sales decline was primarily due to reduced sales to North American OEM's during the period as they reduced production schedules and closed several plants on a temporary basis to correct for their growing inventory levels and to adjust for a slowing automotive sales market. This trend continued in the first quarter of 2001. The increase in inventory is primarily related to a greater quantity of hitches on hand to ensure timely delivery to OEM and aftermarket customers and reflecting an increased cost per hitch attributable to lower productivity levels. The increase in other current assets is primarily related to increased investment in customer reimbursable tooling reflecting a greater number of new products under development as of December 31, 2000 as compared with 1999.

Operating Activities

    Cash flow provided by operating activities for 2000 was $21.4 million, compared to $25.0 million in 1999 and $21.9 million in 1998. Cash flow for 2000 decreased from 1999 due to an increased investment in working capital and non-current assets and the declining exchange rate between the U.S. Dollar and the functional currency of the Company's foreign subsidiaries. Cash flow provided by operating activities increased in 1999 from that of 1998 due to improved operating performance for the year and lower working capital for the year.

    The Company's European and Canadian subsidiaries have income tax net operating loss carryforwards ("NOLs") of approximately $7.3 million and $10.8 million, respectively, at December 31, 2000. The European NOLs have no expiration date and the Canadian NOLs expire in 2004 through 2007. Management believes that it is more likely than not that a portion of the deferred tax assets of the Canadian subsidiaries will not be realized and a valuation allowance of $4.9 million has been recorded against such assets. No valuation allowance has been recorded for the European NOLs as it is management's belief that it is more likely than not that the related deferred tax asset will be realized.

Investing Activities

    Investing cash flows include acquisitions of property and equipment of $10.4 million, $11.8 million and $10.0 million in 2000, 1999 and 1998, respectively. The higher capital expenditures during 1999 was primarily due to the expansion of the Company's manufacturing facility in Shelby Township, Michigan to accommodate increased manufacturing capacity needs for new and existing OEM roof rack programs. The Company estimates that capital expenditures for 2001 will be primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's 2001 capital expenditures are anticipated to include approximately $5.0 million for replacing and upgrading existing equipment. The Company's ability to make capital expenditures is subject to restrictions in the Amended and Restated Credit Agreement, including a maximum of $12.5 million of capital expenditures annually.

    Investing cash flows in 2000 and 1998 include $2.8 million and $22.8 million, respectively, for the acquisitions of Titan and Barrecrafters during 2000 and the acquisitions of the Ellebi and Tranfo-Rakzs during 1998.

Financing Activities

    During 2000, financing cash flows included net borrowings on the Company's revolving line of credit totaling $11.3 million offset by payments of principal on the Company's term indebtedness of $13.9 million, distributions to members in amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members totaling $6.1 million and repurchase of membership units of $6.4 million. Principal payments included $12.5 million in scheduled repayments and a $1.4 million mandatory prepayment required as a result of the Company having excess cash flows during 1999 as defined by the Second Amended and Restated Credit Agreement.

    During 1999, financing cash flows included payments of principal on the Company's term indebtedness of $9.3 million, distributions to members in amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members totaling $4.7 million and repurchase of membership units of $4.3 million. Principal payments included $5.9 million in scheduled repayments and a $3.4 million mandatory prepayment required as a result of the Company having excess cash flows during 1998 as defined by the Second Amended and Restated Credit Agreement. Repurchase of membership units included repurchases from the Company's former Chief Executive Officer of $4.3 million.

    During 1998, financing cash flows were primarily limited to scheduled payments of principal on the Company's term indebtedness of $3.7 million and net repayments of borrowings under the Company's revolving loans of $4.5 million.

Debt and Credit Sources

    Borrowings under the Company's U.S. Credit Facility and the Company's First Amended and Restated Credit Agreement ("Canadian Credit Facility") bear interest at floating rates, which require interest payments on varying dates depending on the interest rate option selected by the Company. Under the terms of these credit facilities, the Company will be required to make principal payments totaling approximately $11.8 million in 2001, $10.1 million in 2002, $20.5 million in 2003 and $8.7 million in 2004. The Notes bear interest at 9.75% which is payable semiannually in arrears. See "Note 4" to the Company's "Consolidated Financial Statements" for additional information regarding the U.S. Credit Facility, the Canadian Credit Facility and the Senior Subordinated Notes.

    The Company expects that its primary sources of cash will be from operating activities and borrowings under the U.S. Credit Facility and Canadian Credit Facility each of which provide the Company with revolving notes. As of December 31, 2000, the Company had $11.3 million borrowed under the revolving note of the U.S. Credit Facility and had an outstanding letter of credit of $6.4 million. No amounts were borrowed under the revolving note of the Canadian Credit Facility. Available borrowing capacity under the revolving notes was $7.3 million As of December 31, 2000. Future acquisitions, if any, may require additional third party financing and there can be no assurances that such funds would be available on terms satisfactory to the Company, if at all.

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

    The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, the Czech Republic and, Italy. Net sales from international operations during 2000 were approximately $96.7 million, or 30.3% of the Company's net sales. At December 31, 2000, assets associated with these operations were approximately 38.4% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. dollar of approximately $7.5 million.

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

    The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at December 31, 2000 and does not use derivative financial instruments for trading or speculative purposes.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company adopted this statement at the beginning of fiscal 2001. This pronouncement is not expected to have a material impact on the Company's results of operations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Accountants...........................................................................   21

         Consolidated Balance Sheets -- December 31, 2000 and 1999...................................................   22

         Consolidated Statements of Operations -- Years Ended December 31, 2000, 1999 and 1998.......................   23

         Consolidated Statements of Cash Flows -- Years Ended December 31, 2000, 1999 and 1998.......................   24

         Consolidated Statements of Changes in Members' Equity -- Years Ended December 31, 2000, 1999 and 1998.......   25

         Notes to Consolidated Financial Statements..................................................................   26

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Managers
and Members of
Advanced Accessory Systems, LLC

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanced Accessory Systems, LLC and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Detroit, Michigan
March 19, 2001

                         ADVANCED ACCESSORY SYSTEMS, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                         -----------------
                                                                                         2000         1999
                                                                                         ----         ----
                                                                                        (DOLLAR AMOUNTS IN
                                                                                            THOUSANDS)
                                             ASSETS
                      Current assets
                        Cash.....................................................      $  3,315     $  8,718
                        Accounts receivable, less reserves of $2,140 and $4,997,
                           respectively..........................................        42,942       46,918
                        Inventories..............................................        42,094       38,437
                        Deferred income taxes....................................         1,775        1,804
                        Other current assets.....................................         6,874        4,879
                                                                                       --------     --------
                             Total current assets................................        97,000      100,756
                      Property and equipment, net................................        58,232       59,316
                      Goodwill, net..............................................        77,391       80,674
                      Other intangible assets, net...............................         5,030        5,729
                      Deferred income taxes......................................         2,020        1,922
                      Other noncurrent assets....................................         2,824        2,816
                                                                                       --------     --------
                                                                                       $242,497     $251,213
                                                                                       ========     ========
                                     LIABILITIES AND MEMBERS' EQUITY
                      Current liabilities
                        Current maturities of long-term debt.....................      $ 11,811     $ 12,449
                        Accounts payable.........................................        24,996       26,715
                        Accrued liabilities......................................        25,402       24,767
                                                                                       --------     --------
                             Total current liabilities...........................        62,209       63,931
                                                                                       --------     --------
                      Noncurrent liabilities
                        Deferred income taxes....................................         1,001        1,772
                        Other noncurrent liabilities.............................         4,557        4,320
                        Long-term debt, less current maturities..................       163,824      166,049
                                                                                       --------     --------
                             Total noncurrent liabilities........................       169,382      172,141
                                                                                       --------     --------
                      Commitments and contingencies (Note 12)
                      Mandatorily redeemable warrants............................         5,010        4,810
                                                                                       --------     --------
                      Members' equity
                        Class A Units 25,000 authorized, 9,236 and 15,869 issued
                         at December 31, 2000 and 1999, respectively.............         7,409       18,083
                        Class A-1 Units 25,000 authorized, 5,133 issued at
                         December 31, 2000.......................................         4,117           --
                        Class B Units, 2,000 authorized, no Units issued at
                         December 31, 2000 and 1999..............................            --           --
                        Other comprehensive loss.................................        (1,077)      (1,496)
                        Accumulated deficit......................................        (4,553)      (6,256)
                                                                                       --------     --------
                                                                                          5,896       10,331
                                                                                       --------     --------
                                                                                       $242,497     $251,213
                                                                                       ========     ========


          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                           ------------------------------------------
                                                                                2000          1999          1998
                                                                           -------------  ------------- -------------
                                                                                 (DOLLAR AMOUNTS IN THOUSANDS)

                Net sales................................................... $ 318,817      $ 314,142     $ 292,145
                Cost of sales...............................................   239,090        227,889       215,441
                                                                             ---------      ---------     ---------
                  Gross profit..............................................    79,727         86,253        76,704
                Selling, administrative and product
                  development expenses......................................    45,527         50,258        50,839
                Amortization of intangible assets...........................     3,297          3,245         3,551
                Impairment charge...........................................        --             --         7,863
                                                                             ---------      ---------     ---------
                  Operating income..........................................    30,903         32,750        14,451
                                                                             ---------      ---------     ---------
                Other (income) expense
                  Interest expense..........................................    17,950         17,453        18,633
                  Foreign currency (gain) loss..............................     5,386          7,912        (4,995)
                  Other expense.............................................        52          1,990            --
                                                                             ---------      ---------     ---------
                Income before income taxes..................................     7,515          5,395           813
                Provision (benefit) for income taxes........................      (278)           417           903
                                                                             ---------      ---------     ---------
                Net income (loss)........................................... $   7,793      $   4,978     $     (90)
                                                                             =========      =========     =========

          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED
                                                                                         DECEMBER 31,
                                                                            -------------------------------------
                                                                                2000        1999          1998
                                                                            ----------   ----------    ----------
                                                                                (DOLLAR AMOUNTS IN THOUSANDS)
                CASH FLOWS PROVIDED BY (USED FOR)
                  OPERATING ACTIVITIES
                Net income (loss).......................................    $    7,793   $    4,978    $      (90)
                Adjustments to reconcile net income (loss) to
                  net cash provided by operating activities
                  Depreciation and amortization.........................        14,304       14,065        15,093
                  Deferred taxes........................................          (908)      (2,433)         (688)
                  Impairment and restructuring charge...................            --           --         9,505
                  Foreign currency (gain) loss..........................         5,159        6,297        (4,948)
                  Loss (gain) on disposal of assets.....................            37          (13)          191
                  Changes in assets and liabilities net of acquisitions:
                     Accounts receivable................................         3,425       (8,188)        5,873
                     Inventories........................................        (4,055)       1,815        (1,457)
                     Other current assets...............................        (1,546)        (677)        1,513
                     Other noncurrent assets............................          (346)         (56)       (1,934)
                     Accounts payable...................................          (199)       4,527        (3,032)
                     Accrued liabilities................................          (763)       3,441         1,133
                     Other noncurrent liabilities.......................        (1,485)       1,258           720
                                                                            ----------   ----------    ----------
                       NET CASH PROVIDED BY OPERATING
                          ACTIVITIES....................................        21,416       25,014        21,879
                                                                            ----------   ----------    ----------
                CASH FLOWS PROVIDED BY (USED FOR)
                  INVESTING ACTIVITIES
                Acquisition of machinery and equipment..................       (10,445)     (11,775)       (9,998)
                Amount due from sellers of Valley Industries,
                  Inc...................................................            --           --         1,150
                Acquisition of subsidiaries, net of cash
                  acquired..............................................        (2,804)          --       (22,770)
                                                                            ----------   ----------    ----------
                       NET CASH USED FOR INVESTING
                          ACTIVITIES....................................       (13,249)     (11,775)      (31,618)
                                                                            ----------   ----------    ----------
                CASH FLOWS PROVIDED BY (USED FOR)
                  FINANCING ACTIVITIES
                Increase (decrease) in revolving loan...................        11,343           --        (4,505)
                Repayment of debt.......................................       (13,878)      (9,270)       (3,682)
                Issuance of membership units............................            --           50            29
                Collections of membership notes receivable..............            65           29            --
                Repurchase of membership units..........................        (6,422)      (4,274)          (14)
                Distributions to members................................        (6,090)      (4,720)         (195)
                                                                            ----------   ----------    ----------
                       NET CASH USED FOR FINANCING
                         ACTIVITIES.....................................       (14,982)     (18,185)       (8,367)
                                                                            ----------   ----------    ----------
                Effect of exchange rate changes.........................         1,412        2,424         1,998
                Net increase (decrease) in cash.........................        (5,403)      (2,522)      (16,108)
                Cash at beginning of period.............................         8,718       11,240        27,348
                                                                            ----------   ----------    ----------
                Cash at end of period...................................    $    3,315   $    8,718    $   11,240
                                                                            ==========   ==========    ==========

                Cash paid for interest..................................    $   17,032   $   16,809    $   17,559
                                                                            ==========   ==========    ==========

                Cash paid for income taxes..............................    $    1,763   $    3,131    $      934
                                                                            ==========   ==========    ==========


          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)



                                                                                OTHER          RETAINED       TOTAL
                                                               MEMBERS'     COMPREHENSIVE      EARNINGS      MEMBERS'
                                                                CAPITAL     INCOME (LOSS)      (DEFICIT)      EQUITY
                                                              ---------       ---------       ---------      --------
               Balance at December 31, 1997.................  $  23,163       $    (490)    $  (6,229)      $ 16,444

               Issuance of additional units.................        150              --            --            150
               Notes receivable for unit purchase...........       (121)             --            --           (121)
               Repurchase of membership units...............        (14)             --            --            (14)
               Accretion of membership warrants.............       (902)             --            --           (902)
               Distributions to members.....................         --              --          (195)          (195)
               Comprehensive loss:
                 Currency translation adjustment............         --            (125)           --             --
                 Net loss for 1998..........................         --              --           (90)            --
                   Total comprehensive loss.................         --              --            --           (215)
                                                              ---------       ---------     ---------       --------
               Balance at December 31, 1998.................     22,276            (615)       (6,514)        15,147

               Issuance of additional units.................        970              --            --            970
               Notes receivable for unit purchase...........        380              --            --            380
               Repurchase of membership units...............     (5,142)             --            --         (5,142)
               Accretion of membership warrants.............       (401)             --            --           (401)
               Distributions to members.....................         --              --        (4,720)        (4,720)
               Comprehensive income:
                 Currency translation adjustment............         --            (881)           --             --
                 Net income for 1999........................         --              --         4,978             --
                   Total comprehensive income...............         --              --            --          4,097
                                                              ---------       ---------     ---------       --------
               Balance at December 31, 1999.................     18,083          (1,496)       (6,256)        10,331

               Notes receivable for unit purchase...........         65              --            --             65
               Repurchase of membership units...............     (6,422)             --            --         (6,422)
               Accretion of membership warrants.............       (200)             --            --           (200)
               Distributions to members.....................         --              --        (6,090)        (6,090)
               Comprehensive income:
                 Currency translation adjustment............         --             419            --             --
                 Net income for 2000........................         --              --         7,793             --
                   Total comprehensive income...............         --              --            --          8,212
                                                              ---------       ---------     ---------       --------
               Balance at December 31, 2000.................  $  11,526       $  (1,077)    $  (4,553)      $  5,896
                                                              =========       =========     =========       ========


          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

    Advanced Accessory Systems, LLC (the "Company") is engaged in the design, manufacture and supply of towing and rack systems and accessories for the automotive original equipment manufacturer ("OEM") market and the automotive aftermarket. The Company's business commenced on September 28, 1995, with the acquisition of certain of the net assets of MascoTech Accessories (the "Predecessor"), a division of MascoTech, Inc., through the Company's majority-owned subsidiary, SportRack, LLC. As described in Note 2, in October 1996 the Company acquired Brink B.V., in July and August of 1997 acquired the sportrack division of Bell Sports Corporation, Nomadic Sports, Inc. and certain net assets of Valley Industries, Inc., in January and February 1998 acquired the net assets of the towbar segment of Ellebi S.p.A. and the net assets of Transfo-Rakzs, Inc. and in February and September 2000 acquired the net assets of Titan Industries, Inc. and the Wiswall Hill Corporation.

PRINCIPLES OF CONSOLIDATION

    The Company includes the accounts of the following:

    SportRack, LLC .....................................................   100% owned by Advanced Accessory Systems, LLC
      SportRack Automotive, GmbH and
       its consolidated subsidiaries ...................................   A German corporation, 100% owned by SportRack, LLC
      SportRack International, Inc and its
       consolidated subsidiary .........................................   A Canadian corporation, 100% owned by SportRack, LLC
    AAS Holdings, Inc. .................................................   100% owned by Advanced Accessory Systems, LLC
      Brink International B.V and its
       consolidated  subsidiaries ......................................   A Dutch corporation, 100% owned by AAS Holdings, Inc.
    Valley Industries, LLC .............................................   99% owned by Advanced Accessory Systems, LLC and 1%
                                                                           owned by SportRack, LLC
    ValTek, LLC ........................................................   99% owned by Advanced Accessory Systems, LLC and 1%
                                                                           owned by SportRack, LLC
    AAS Capital Corporation ............................................   100% owned by Advanced Accessory Systems, LLC

    All intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION

    Revenue and related cost of goods sold are recognized upon shipment of the product to the customer. Sales allowances, discounts, rebates and other adjustments are recorded or accrued in the period of the sale.

    During 2000, the Company adopted the provisions of the EITF 00-10, "Accounting for Shipping and Handling Revenues and Costs", which requires that all amounts billed to customers related to shipping and handling costs be classified as revenue. In prior years, these costs and the reimbursement of these costs were netted in our financial statements. Accordingly, amounts billed to customers are now included in net sales and the related costs are included in cost of sales for all years presented. There was no impact on net income.

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

    During the year ended December 31, 2000 management decreased an estimated liability related to a contingent obligation to one of its customers. The reduction resulted in a benefit to the Company of approximately $1,900 which was included in selling, administrative and product development expenses.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES --
         (CONTINUED)

FINANCIAL INSTRUMENTS

    Financial instruments at December 31, 2000 and 1999, including cash, accounts receivable and accounts payable, are recorded at cost, which approximates fair value due to the short-term maturities of these assets and liabilities. The carrying value of the obligations under the bank agreements are considered to approximate fair value as the agreements provide for interest rate revisions based on changes in prevailing market rates or were entered into at rates that approximate market rates at December 31, 2000 and 1999. The fair value of the Notes (as defined below) as of December 31, 2000 and 1999 was approximately $85,000 and $112,500, respectively, based upon quoted prices in the market in which the Notes are traded.

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

CURRENCY TRANSLATION

    The functional currency for the Company's foreign subsidiaries is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; translation adjustments are reported as a separate component of members' equity. Revenues, expenses and cash flows for foreign subsidiaries are translated at average exchange rates during the period; foreign currency transaction gains and losses are included in current earnings. The accompanying consolidated statement of operations for the years ended December 31, 2000, 1999 and 1998 includes net currency gains (losses) of $(5,386), $(7,912) and $4,995, respectively, relating primarily to debt denominated in U.S. Dollars at Brink International B.V., whose functional currency was the Dutch Guilder through December 31, 1998 and the European Euro during 1999 and 2000. At December 31, 2000, U.S. Dollar denominated debt recorded at Brink includes intercompany debt and substantially all outstanding loans under the Company's Second Amended and Restated Credit Agreement.

INVENTORIES

    Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventories are periodically reviewed and reserves established for excess and obsolete items.

TOOLING

    The Company incurs costs to related to new tooling used in the manufacture of products sold to OEMs. Tooling costs that are reimbursed by customers as the tooling is completed are included in other current assets. All other customer owned tooling costs, which totaled $2,205 and $1,829 at December 31, 2000 and 1999, respectively, are included in other noncurrent assets and amortized over the expected product life, generally three to six years. Company owned tooling is included in property and equipment and depreciated over its expected useful life, generally three to five years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions for tooling costs that will not be recovered, if any, when such amounts are known.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES --
         (CONTINUED)

PROPERTY AND EQUIPMENT

    Property and equipment is stated at acquisition cost, which reflects the fair market value of assets acquired at the acquisition date for all subsidiaries. Property and equipment purchased other than through the acquisitions described in Note 2 is stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation expense, which was $10,346, $10,418 and $10,857 for the years ended December 31, 2000, 1999 and 1998, respectively, is computed using the straight-line method over the following estimated useful lives:

                                                                                                            YEARS
                                                                                                            -----
          Buildings and improvements............................................................            5-50
          Machinery, equipment and tooling......................................................            2-10
          Furniture and fixtures................................................................             5-7

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill of $77,391 and $80,674 (net of accumulated amortization of $14,032 and $11,194) at December 31, 2000 and 1999, respectively, represents the costs in excess of net assets acquired and is amortized using the straight line method over periods of up to 30 years.

    Debt issuance costs of $4,602 and $5,280, net of accumulated amortization at December 31, 2000 and 1999, respectively, are amortized over the terms of the loan agreements, which are six to ten years. Debt issuance cost amortization of $625, $589 and $587 for 2000, 1999 and 1998, respectively, has been included in interest expense.

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

INCOME TAXES

    The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Distributions are made to the members in amounts sufficient to meet the tax liability on the Company's domestic taxable income accruing to the individual members. Distributions to members of $6,090, $4,720 and $195 were made during 2000, 1999 and 1998, respectively.

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

    The Company and certain subsidiaries are subject to taxes, including Michigan Single Business Tax and Canadian capital tax, which are based primarily on factors other than income. As such, these amounts are included in selling, administrative and product development expenses in the accompanying consolidated statements of operations. Deferred taxes related to Michigan Single Business Tax are provided on the temporary differences resulting from capital acquisitions and depreciation.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.      SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering costs are expensed as incurred and aggregated approximately $9,779, $10,302 and $9,611 for the years ended December 31, 2000, 1999 and 1998, respectively.

NEW ACCOUNTING PRONOUNCEMENT

    During the first quarter of 2001, the Company has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities". This pronouncement is not expected the have a significant impact on the Company's results of operations or financial position.

2.      ACQUISITIONS

    Acquisitions of the Company from inception through December 31, 2000 are as follows:

                                                                     PURCHASE      GOODWILL
                ACQUIRED COMPANY                  ACQUISITION DATE     PRICE       RECORDED     LOCATION           PRODUCT LINES
    -----------------------------------------    ------------------  --------     ---------   -----------         --------------
    MascoTech Accessories....................    September 28, 1995   $46,050      $32,781    United States       Rack systems
    Brink B.V................................    October 30, 1996      54,339       27,730    Europe              Towing systems
    Sportrack division of Bell Sports........    July 2, 1997          13,505        1,198    Canada              Rack systems
    Nomadic Sports, Inc......................    July 24, 1997            849          433    Canada              Rack systems
    Valley Industries, Inc...................    August 5, 1997        56,478       32,891    United States       Towing systems
    Towbar segment of Ellebi S.p.A...........    January 2, 1998       21,938        5,645    Italy               Towing systems
    Tranfo-Rakzs, Inc........................    February 7, 1998       1,040          902    Canada              Rack systems
    Titan Industries, Inc....................    February 22, 2000      1,525        1,237    United States       Towing systems
    Wiswall Hill Corporation.................    September 5, 2000      1,200           --    United States       Rack systems


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

    Pro forma results have not been presented as they are substantially the same as the Company's actual results.

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

    The SportRack International impairment and restructuring charges are comprised of the following:


                          Impairment of:
                            Goodwill.....................................      $  6,116
                            Other intangible assets......................         1,747    $  7,863
                                                                               --------

                          Restructuring charges for:
                            Product rationalization......................         1,068
                            Other costs..................................           832       1,900
                                                                               --------    --------
                                                                                           $  9,763
                                                                                           ========

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

4.       LONG-TERM DEBT

    Long-term debt is comprised of the following:

                                                                                                         OUTSTANDING AT
                                                                                     INTEREST RATE AT     DECEMBER 31,
                                                                                      DECEMBER 31,    ------------------------
                                                                                          2000           2000          1999
                                                                                      ----------      ----------    ----------
                    Senior Subordinated Notes, less discount of $367 and $403
                      respectively...........................................           9.75%         $ 124,633      $ 124,597
                    Second Amended and Restated Credit Agreement
                      (U.S. Credit Facility)
                         Term note A.........................................           8.89%             5,326          9,082
                         Term note B.........................................           9.39%            12,370         13,494
                         Revolving line of credit note.......................           8.85%            11,343             --
                         Acquisition revolving note..........................           8.88%            14,438         21,000
                    First Amended and Restated Credit Agreement
                      (Canadian Credit Facility)
                         Canadian term note..................................           8.25%             7,525         10,325
                         Canadian revolving line of credit note..............             --                 --             --
                                                                                                      ---------      ---------
                                                                                                        175,635        178,498
                    Less -- current portion..................................                            11,811         12,449
                                                                                                      ---------      ---------
                                                                                                      $ 163,824      $ 166,049
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

    The U.S. Credit Facility provides for two term notes (Term note A and Term note B), a revolving line of credit note and an acquisition note. Loans under each of the term notes and the revolving note can be converted, at the election of the Company, in whole or in part, into Base Rate Loans or Eurocurrency Loans. Interest is payable in arrears quarterly on Base Rate Loans, and in arrears in one, two or three months on Eurocurrency Loans, as determined by the length of the Eurocurrency Loan, as selected by the Company. Interest is charged at an adjustable rate plus the applicable margin. The applicable margin is based upon the Company's Senior Debt Ratio, as defined by the Credit Agreement. Eurocurrency Loans under each of the term notes can be made in U.S. dollars or certain other currencies, at the option of the Company. The U.S. Credit Facility also provides for a Letter of Credit Facility. At December 31, 2000 the company had an irrevocable letter of credit outstanding in the amount of $6,350, see
Note 12. At December 31, 1999, no letters of credit were outstanding.

Term note A

    On October 30, 1996, the Company borrowed $65,000 under Term note A. On October 1, 1997, the Company made a mandatory prepayment totaling $43,475 in connection with the issuance of the Notes. Mandatory prepayments of $518 and $1,597 were made in June 2000 and June 1999, respectively, for the excess cash flows of the Company as defined by the Credit Agreement. The applicable margin for Term note A ranges from 1.25% to 2.5% for Base Rate Loans and from 2.25% to 3.5% for Eurocurrency Loans. Repayments under the note are required in the following installments:

                                 QUARTERLY
                                 ---------
                March 31, 2001 through June 30, 2002.................................................    $  883
                Final installment on September 30, 2002..............................................        28

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

4.       LONG-TERM DEBT -- (CONTINUED)

Term note B

    On August 5, 1997, the Company borrowed $55,000 under Term note B. On October 1, 1997 the Company made a mandatory prepayment totaling $39,044 in connection with the issuance of the Notes. Mandatory prepayments of $833 and $1,806 were made in June 2000 and June 1999, respectively, for the excess cash flows of the Company as defined by the Credit Agreement. The applicable margin for Term note B ranges from 1.75% to 3.0% for Base Rate Loans and from 2.75% to 4.0% for Eurocurrency Loans. Repayments under Term note B are required in the following installments:

                March 31, 2001 through September 30, 2003 (quarterly)................................    $    73
                December 31, 2003....................................................................      2,914
                March 30, 2004 and June 30, 2004.....................................................      3,764
                October 30, 2004.....................................................................      1,125

Revolving line of credit note

    The Company has the ability to borrow up to $25,000 under the revolving line of credit which expires on October 30, 2003. Available borrowings, however, are limited to a defined borrowing base amount equal to 85% eligible domestic accounts receivable and 80% of certain eligible foreign accounts receivable. The base borrowing amount is increased by the lesser of the sum of 50% of domestic eligible inventory and 40% to 50% of certain eligible foreign inventory or $10,000. Available borrowings are reduced by amounts outstanding under the Canadian revolving line of credit note described below and outstanding letters of credit. The applicable margin for the revolving line of credit ranges from 1.25% to 2.5% for Base Rate Loans and from 2.25% to 3.5% for Eurocurrency Loans. A commitment fee of 0.5% to 0.625% is charged on the unused balance based on the Company's Senior Leverage Ratio, as defined. At December 31, 2000, $7,307 was available under the facility.

Acquisition note

    On December 31, 1997, the Company borrowed $21,000 under its acquisition note. The proceeds were used to acquire the net assets of Ellebi on January 2, 1998, as discussed in Note 2. The applicable margin for the acquisition note ranges from 1.25% to 2.5% for Base Rate Loans and from 2.25% to 3.5% for Eurocurrency Loans. Repayments under the acquisition note are due in equal quarterly installments of $1,313 through September 30, 2003.

FIRST AMENDED AND RESTATED CREDIT AGREEMENT

    The Company's First Amended and Restated Credit Agreement ("Canadian Credit Facility"), which is administered by Bank One and The Chase Manhattan Bank of Canada ("Chase Canada"), is secured by substantially all of the assets of the Company's Canadian subsidiaries and is guaranteed by the Company.

    The Canadian Credit Facility provides for a C$20,000 term note and a C$4,000 revolving note, (U.S. $13,332 and U.S. $2,666) at December 31, 2000, respectively. Loans under each of the notes can be converted at the election of the Company, in whole or in part, into Floating Rate advances, U.S. Base Rate advances or LIBOR advances. Floating rate advances are denominated in Canadian dollars and bear interest at a variable rate based on the bank's prime lending rate plus a variable margin. U.S. Base Rate advances are denominated in U.S. dollars and bear interest at the bank's prime lending rate plus a variable margin. LIBOR advances are denominated in U.S. dollars and bear interest at LIBOR plus a variable margin. The variable margin is based upon the Company's Senior Debt Ratio, as defined by the Canadian Credit Facility and ranges from 0.5% to 1.75% for U.S. Base Rate advances and from 1.5% to 2.75% for LIBOR advances.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

4.       LONG-TERM DEBT -- (CONTINUED)

Canadian term note

    Repayments under the Canadian term note are required in the following installments:

                               QUARTERLY
                               ---------
              March 31, 2001 through June 30, 2003...................................................    $  684
              Final installment on October 30, 2003..................................................       684

Canadian revolving line of credit note

    A commitment fee of 0.5% is charged on the unused balance of the Canadian revolving line of credit note.


SENIOR SUBORDINATED LOANS

    On October 30, 1996, the Company borrowed $20,000 under its Senior Subordinated Note Purchase Agreement ("Senior Subordinated Loans") with J.P. Morgan Partners (23A SBIC), LLC, an affiliate of J.P. Morgan Partners, LLC, and International Mezzanine. The Senior Subordinated Loans were repaid in full on October 1, 1997 with the proceeds of the Notes discussed above.

    In connection with the issuance of the Senior Subordinated Loans, the Company issued warrants to purchase 1,002 membership units. The warrants have an exercise price of one cent per warrant, are exercisable immediately, and expire October 30, 2004. As provided in the Warrant Agreement, the warrant holder can put the warrants and membership units acquired through the exercise of the warrants back to the Company after October 30, 2001 or upon occurrence of a Triggering Event, as defined, but prior to the earlier of October 30, 2004 or the consummation of a Qualified Public Offering for an amount equal to Fair Market Value, as defined. Additionally, as provided in the Warrant Agreement, the Company may call the warrants and membership units acquired through the exercise of the warrants at any time after the sixth anniversary of the Closing Date, but prior to the earlier of October 30, 2004 or a Qualified Public Offering for an amount equal to Fair Market Value, as defined. At the date of issuance, the proceeds from the Senior Subordinated Loans were allocated between the Senior Subordinated Loans and the warrants based upon their estimated relative fair market value.

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

SCHEDULED MATURITIES

    The aggregate scheduled annual principal payments due in each of the years ending December 31, is as follows:

       2001......................................................................................   $  11,811
       2002......................................................................................      10,073
       2003......................................................................................      20,463
       2004......................................................................................       8,655
       2005......................................................................................          --
       thereafter................................................................................     125,000
                                                                                                    ---------
                                                                                                      176,002
       Less -- discount..........................................................................        (367)
                                                                                                    ---------
                                                                                                    $ 175,635
                                                                                                    =========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

5.       MEMBERS' EQUITY

     Holders of Class A Units are eligible to vote in elections of Managers of the Company and other matters as set fourth in the Company's Operating Agreement and By-Laws and are convertible to Class A-1 Units by holders that are regulated financial institutions. Class A-1 Units are non-voting but are otherwise entitled to the identical rights as holders of Class A Units and are convertible to Class A units provided such conversion is not in violation of certain governmental regulations of the unit holder. Holders of Class B Units are entitled to such rights as designated by the Board of Managers upon the original issuance of any Class B Units provided however that those rights shall not be senior to the rights of the holders of Class A units as to allocations of net profits and as to distributions without the consent of a majority in interest of Class A Members. There were no Class B Units issued as of December 31, 2000 or 1999.

     Effective January 1, 2000, the Company issued 3,655 of its Class A-1 Units in exchange for an equal amount of Class A Units.

     Effective November 11, 2000 the Company issued 1,478 of its Class A-1 Units in exchange for an equal amount of Class A Units.

6.       INCOME TAXES

    The Company's C corporation subsidiaries and taxable foreign subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company and certain domestic subsidiaries are limited liability corporations; as such, the Company's earnings are included in the taxable income of the Company's members. Income
(loss) before minority interest and income taxes were attributable to the following sources:

                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                            ----------------------------------------
                                                                               2000           1999            1998
                                                                            -----------    -----------    ----------
             United States..............................................     $10,491        $10,925         $10,002
             Foreign....................................................      (2,976)        (5,530)         (9,189)
                                                                             -------        -------         -------
                                                                             $ 7,515        $ 5,395         $   813
                                                                             =======        =======         =======

    The provision (benefit) for income taxes is comprised of the following:

                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                            ----------------------------------------
                                                                               2000           1999            1998
                                                                            -----------    -----------    ----------
             CURRENTLY PAYABLE
               United States............................................     $    --        $    14         $    --
               Foreign..................................................         630          2,836           1,591
                                                                             -------        -------         -------
                                                                                 630          2,850           1,591
                                                                             -------        -------         -------
             DEFERRED
               United States............................................          --             --              --
               Foreign..................................................        (908)        (2,433)           (688)
                                                                             -------        -------         -------
                                                                                (908)        (2,433)           (688)
                                                                             -------        -------         -------
                                                                             $  (278)       $   417         $   903
                                                                             =======        =======         =======

    The effective tax rates differ from the U.S. federal income tax rate as follows:

                                                                                                 YEAR ENDED
                                                                                                DECEMBER 31,
                                                                                  ----------------------------------------
                                                                                     2000           1999            1998
                                                                                  -----------    -----------    ----------
             Income tax provision (benefit) at U.S. statutory rate (35%)......     $ 2,630        $ 1,887         $   286
             U.S. income taxes attributable to members........................      (3,674)        (3,823)         (3,502)
             Change in valuation allowance....................................         (86)           854           4,225
             Nondeductible foreign goodwill...................................         224            369             270
             Foreign rate differences and other, net..........................         628          1,130            (376)
                                                                                   -------        -------         -------
                                                                                   $  (278)       $   417         $   903
                                                                                   =======        =======         =======

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

6.       INCOME TAXES -- (CONTINUED)

    Deferred tax assets and liabilities, related primarily to the Company's foreign subsidiaries, comprise the following:

                                                                                                     DECEMBER 31,
                                                                                               --------------------
                                                                                                 2000         1999
                                                                                               -------      -------
             DEFERRED TAX ASSETS
             Net operating loss carryforwards of foreign subsidiaries.....................     $ 6,660      $ 7,259
             Fixed assets.................................................................       2,738        2,918
             Goodwill.....................................................................         480          573
             Inventory....................................................................          83          133
             Other........................................................................       1,561        1,642
                                                                                               -------      -------
                                                                                                11,522       12,525
                                                                                               -------      -------
             DEFERRED TAX LIABILITIES
             Fixed assets.................................................................      (2,492)      (3,938)
             Inventory....................................................................        (862)        (889)
             Employee benefits............................................................          --         (177)
             Other........................................................................        (429)        (309)
                                                                                               -------      -------
                                                                                                (3,783)      (5,313)
             Valuation allowance..........................................................      (4,945)      (5,258)
                                                                                               -------      -------
             Net deferred tax asset (liability)...........................................     $ 2,794      $ 1,954
                                                                                               =======      =======


    The net operating loss carryforwards of the Company's European subsidiaries approximate $7,257 at December 31, 2000 and have no expiration date. The net operating loss carryforwards of the Company's Canadian subsidiaries approximate $10,765 at December 31, 2000 and expire primarily in 2005 through 2009. As of December 31, 2000 and 1999, respectively, the Company recorded a valuation allowance of $4,945 and $5,258 based upon management's current assessment of the likelihood of realizing the Canadian subsidiaries' deferred tax assets. Management believes that it is more likely than not that the related deferred tax assets recorded for its other subsidiaries will be realized and no valuation allowance has been provided against such amounts as of December 31, 2000. If certain substantial changes in the Company's ownership should occur, there could be an annual limit on the amount of certain carryforwards which can be utilized.

7.       RELATED PARTY TRANSACTIONS AND ALLOCATIONS

    A portion of the Company's U.S. Credit Facility, Canadian Credit Facility and Senior Subordinated Loans, as described in Note 4, is with Chase, Chase Canada and J.P. Morgan Partners (23ASBIC), LLC, respectively, which are each affiliates of a member of the Company.

    Charges to operations related to consulting services provided to the Company by certain members of the Company aggregated approximately $406, $400 and $386 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Certain employees and consultants of the Company hold Class A Units of the Company. During the year ended December 31, 1999, the Company acquired the equity instruments owned by its former president for $4,250.

8.       OPTION PLAN

    The Company adopted the disclosure requirements of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". The Company, however, has elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees".

    The Company has issued options to purchase Class A Units which are outstanding under the Company's 1995 Option Plan ("the Plan"). As of December 31, 2000 and 1999, the Company was authorized under the Plan to issue options to purchase up to 4,200 Class A Units to officers, directors and employees of the Company and its subsidiaries. At December 31, 2000, there were 179 options that remained available for grant under the Plan.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

8.       OPTION PLAN -- (CONTINUED)

    Information concerning options to purchase Class A Units is as follows:

                                                         2000                       1999                      1998
                                                -----------------------    ----------------------    ----------------------
                                                               WEIGHTED                  WEIGHTED                  WEIGHTED
                                                                AVERAGE                   AVERAGE                   AVERAGE
                                                NUMBER OF      EXERCISE    NUMBER OF     EXERCISE    NUMBER OF     EXERCISE
                                                  UNITS          PRICE       UNITS         PRICE       UNITS         PRICE
                                                --------       --------    ---------     --------    ---------     --------
        Outstanding at January 1...............    2,405       $ 1,499        3,971      $ 1,343        3,903      $ 1,415
        Options granted........................       --            --           50      $ 4,000          280      $ 3,135
        Options exercised......................       --            --          696      $ 1,251           --           --
        Options cancelled......................       47       $ 5,610          920      $ 1,150          212      $ 5,035
                                                   -----                    -------                   -------
        Outstanding at December 31.............    2,358       $ 1,417        2,405      $ 1,499        3,971      $ 1,343
                                                   =====                    =======                   =======

        Exercisable at December 31.............    1,581       $ 1,515        1,282      $ 1,532        1,665      $ 1,398
                                                   =====                    =======                   =======


    All options granted have terms of 15 years and vest as follows:

                         WEIGHTED
                          AVERAGE
         NUMBER OF       EXERCISE
           UNITS           PRICE                                          VESTING PERIOD
         ---------      ---------    ---------------------------------------------------------------------------------------
              129        $ 3,029       Options vest immediately.
            1,379        $ 1,469       Options vest over periods, generally up to ten years, as determined by the Option
                                       Committee. Vesting may be accelerated based on the results of a Liquidity Event, as defined in the Plan, or based upon the achievement of certain operating results of the Company or its subsidiaries.
              275        $ 1,000       Options vest based on the results of a Liquidity Event, as defined in the Plan.
              575        $ 1,130       Options vest based upon achievement of certain operating results of the Company.

    The Company has elected to continue applying the provisions of APB 25 and accordingly, recognized compensation cost of $450, $400 and $558 for the years ended December 31, 2000, 1999 and 1998, respectively. If compensation cost and the fair value of options granted had been determined based upon the fair value method in accordance with SFAS 123, the pro forma net income (loss) of the Company would have been $8,047, $5,258 and ($290) the years ended December 31, 2000, 1999 and 1998, respectively. The weighted average fair value of options granted per unit was $2,300 and $2,400 for the years ended December 31, 1999 and 1998, respectively. Options granted in 1999 and 1998 had exercise prices below market value at the date of grant.

    The fair value of options granted and related pro forma compensation cost were estimated using the Black-Scholes option-pricing model with an expected volatility of zero and the following assumptions:

                                                                                         1999       1998
                                                                                         ----       ----
                                         Dividend yield............................      0.0%       0.0%
                                         Risk-free rate of return..................      6.0%       5.5%
                                         Expected option term (in years)...........        8          8

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

8.       OPTION PLANS -- (CONTINUED)

    The following table summarizes the status of the Company's options outstanding and exercisable at December 31, 2000:

                                                          OPTIONS OUTSTANDING
                                                        -----------------------
                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      REMAINING
                                          EXERCISE                   CONTRACTUAL      OPTIONS
                                           PRICES         UNITS         LIFE        EXERCISABLE
                                         ---------     ---------   -------------   ------------
                                          $ 1,000         2,025          10            1,309
                                          $ 3,029           129          12              129
                                          $ 3,485            65          12               39
                                          $ 4,000            50          13               15
                                          $ 5,610            89          12               89

9.       PENSION PLANS

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

    The following table sets forth the change in the plan's benefit obligations and plan assets, and the funded status of the plan as of and for the years ended December 31, 2000 and 1999:

                                                                                       DECEMBER 31,
                                                                                 ----------------------
                                                                                    2000          1999
                                                                                 ---------     --------
             Change in benefit obligation:
                Benefit obligation at beginning of year........................   $ 2,491       $ 2,301
                Benefits earned during the year................................       124           110
                Interest on projected benefit obligation.......................       182           151
                Increase as a result in plan amendment.........................        --           363
                Actuarial loss (gain)..........................................        (7)         (362)
                Benefits paid..................................................       (87)          (72)
                                                                                   ------        ------
                Benefit obligation at end of year..............................     2,703         2,491
                                                                                   ------        ------
             Change in plan assets:
                Market value of assets at beginning of year....................     2,190         1,831
                Actual return on plan assets...................................        84           147
                Employer contributions.........................................       238           284
                Benefits paid..................................................       (87)          (72)
                                                                                   ------        ------
                Market value of assets at end of year..........................     2,425         2,190
                                                                                   ------        ------
             Funded status.....................................................      (278)         (301)
             Unrecognized prior service cost...................................       345           371
             Unrecognized net (gain) loss......................................      (160)         (284)
                                                                                   ------        ------
             Accrued pension cost..............................................   $   (93)      $  (214)
                                                                                   ======        ======

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------
                                                                                    2000          1999         1998
                                                                                 ---------     ---------    ----------
             Components of net periodic benefit cost:
                Service cost..................................................    $   124       $   110      $    99
                Interest cost.................................................        182           151          140
                Expected return on plan assets................................       (205)         (175)        (147)
                Recognized net actuarial gain.................................        (10)           --           --
                Amortization of prior service cost............................         27             1            1
                                                                                  -------       -------      -------
             Net periodic Benefit cost........................................    $   118       $    87      $    93
                                                                                  =======       =======      =======

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

9.       PENSION PLANS -- (CONTINUED)

    The weighted average discount rate used in determining the actuarial present value of the accumulated benefit obligation was 7.50%, 7.75%, and 6.75% at December 31, 2000, 1999 and 1998, respectively. The expected long-term rate of return on plan assets was 9.00% at December 31, 2000, 1999 and 1998.

    The Company has various defined contribution retirement plans for its domestic and certain foreign subsidiaries, including 401(k) plans, whereby participants can contribute a portion of their salary up to certain maximums established by the related plan documents. The Company makes matching contributions, which are based upon the amounts contributed by employees. The Company's matching contributions charged to operations aggregated $369, $334 and $306 in 2000, 1999 and 1998, respectively.

    Substantially all of the employees of Brink International B.V. are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit plan. Pension expense was $1,270, $1,271 and $1,302 for the years ended December 31, 2000, 1999 and 1998, respectively.

10.      OPERATING LEASES

    The Company leases certain equipment under leases expiring on various dates through 2004. Future minimum annual lease payments required under leases that have a noncancellable lease term in excess of one year at December 31, 2000 are as follows:

         2001....................................................................................    $ 3,542
         2002....................................................................................      2,870
         2003....................................................................................      1,942
         2004....................................................................................      1,431
         2005....................................................................................        762
                                                                                                     -------
                                                                                                     $10,547
                                                                                                     =======

    Rental expense charged to operations was approximately $4,066, $4,169 and $3,947 for the years ended December 31, 2000, 1999 and 1998, respectively.

11.      ACCOUNT BALANCES

    Account balances included in the consolidated balance sheets are comprised of the following:

                                                                                                  DECEMBER 31,
                                                                                             -----------------------
                                                                                               2000           1999
                                                                                             ---------      --------
         INVENTORIES
         Raw materials..............................................................         $17,746        $13,068
         Work-in-process............................................................           7,910          9,871
         Finished goods.............................................................          18,978         18,715
         Reserves...................................................................          (2,540)        (3,217)
                                                                                             -------        -------
                                                                                             $42,094        $38,437
                                                                                             =======        =======
         PROPERTY AND EQUIPMENT
         Land, buildings and improvements...........................................         $23,751        $23,694
         Furniture, fixtures and computer hardware..................................          11,346          9,891
         Machinery, equipment and tooling...........................................          54,219         47,565
         Construction-in-progress...................................................           1,579          2,820
                                                                                             -------        -------
                                                                                              90,895         83,970
         Less -- accumulated depreciation...........................................         (32,663)       (24,654)
                                                                                             -------        -------
                                                                                             $58,232        $59,316
                                                                                             =======        =======
         ACCRUED LIABILITIES
         Compensation and benefits..................................................         $12,400        $12,350
         Interest...................................................................           3,148          3,367
         Other......................................................................           9,854          9,050
                                                                                             -------        -------
                                                                                             $25,402        $24,767
                                                                                             =======        =======

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

12.      COMMITMENTS AND CONTINGENCIES

    In February 1996, the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3,800 plus interest and reasonable attorney fees. The Company plans to file an appeal once the court enters a judgment, which is expected during the second quarter of 2001. During 2000, the Company increased its estimated accrual for this matter by $450 representing accrued interest for the year which charge is included in interest expense. During 1999, the Company increased its estimated accrual for this matter by $2,000 which charge is included in other expense. At December 31, 2000 the Company had an outstanding irrevocable letter of credit totaling $6,350 benefiting the individuals. No amounts have been paid as of December 31, 1999.

    During the second quarter of 2000 one of the Company's significant OEM customers recalled approximately 380,000 trucks to replace or reinforce their trailer hitches, which were supplied by the Company. The recall affects 1998-2000 model year vehicles built between January 1998 and September 1999. The Company worked with the customer to provide technical and other support in response to the recall. Management can not estimate at this time what the financial impact will be to the Company, if any, as a result of the recall.

    In addition to the above, the Company is party to various claims, lawsuits and administrative proceedings related to matters arising out of the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

13.      SEGMENT INFORMATION

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

                                                                                                YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                  --------------------------------------
                                                                                      2000         1999         1998
                                                                                  -----------  -----------  ------------
         REVENUES
           United States....................................................       $ 222,159    $ 211,167    $ 192,306
           The Netherlands..................................................          32,344       35,647       35,543
           Italy............................................................          15,725       19,211       19,900
           Other foreign....................................................          48,589       48,117       44,396
                                                                                   ---------    ---------    ---------
                                                                                   $ 318,817    $ 314,142    $ 292,145
                                                                                   =========    =========    =========

                                                                                                YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                  --------------------------------------
                                                                                      2000         1999         1998
                                                                                  -----------  -----------  ------------
         REVENUES
           Towing systems..................................................        $ 186,753    $ 187,276    $ 175,236
           Rack systems....................................................          132,064      126,866      116,909
                                                                                   ---------    ---------    ---------
                                                                                   $ 318,817    $ 314,142    $ 292,145
                                                                                   =========    =========    =========

                                                                                                DECEMBER 31,
                                                                                  --------------------------------------
                                                                                       2000        1999         1998
                                                                                  -----------  -----------  ------------
           LONG-LIVED ASSETS
             United States........................................................   $34,830     $ 32,013     $ 28,416
             The Netherlands......................................................    11,494       13,080       16,258
             Italy................................................................     3,044        4,619        6,435
             Other foreign........................................................     8,864        9,604       10,186
                                                                                     -------     --------     --------
                                                                                     $58,232     $ 59,316     $ 61,295
                                                                                     =======     ========     ========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      SEGMENT INFORMATION -- (CONTINUED)

    The Company has two significant customers in the automotive OEM industry. Sales to these customers represented 32% and 11% of total Company sales for the year ended December 31, 2000, 36% and 12% for the year ended December 31, 1999, and 32% and 11% for the year ended December 31, 1998. Accounts receivable from these customers represented 30% and 11% of the Company's trade accounts receivable at December 31, 2000, and 35% and 5% at December 31, 1999, respectively.

    Although the Company is directly affected by the economic well being of the industries and customers referred to above, management does not believe significant credit risk exists at December 31, 2000. Consistent with industry practice, the Company does not require collateral to reduce such credit risk.


14.      CONDENSED CONSOLIDATING INFORMATION

    The Notes have been issued by the Company and its wholly-owned subsidiary, AAS Capital Corporation and are guaranteed on a full and unconditional and joint and several basis, by all of the Company's wholly-owned domestic subsidiaries. The following condensed consolidating financial information for 2000, 1999 and 1998 presents the financial position, results of operations and cash flows of
(i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V., SportRack International, Inc., and SportRack Automotive, GmbH. The operating results of the guarantor and non-guarantor subsidiaries include management fees of $1,410 and $330, respectively, for the year ended December 31, 2000, $1,410 and $320, respectively, for the year ended December 31, 1999 and $1,198 and $318 for the year ended December 31, 1998, in addition to having been charged interest on their intercompany balances. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at December 31, 2000.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

14.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                  -------      ------------    ------------       -----------   ------------
ASSETS
Current assets
  Cash ..................................       $   1,153       $     246        $   1,916       $      --       $   3,315
  Accounts receivable ...................              --          28,309           14,633              --          42,942
  Inventories ...........................              --          19,148           22,946              --          42,094
  Deferred income taxes and other
   current assets .......................               7           5,180            3,462              --           8,649
                                                ---------       ---------        ---------       ---------       ---------
       Total current assets .............           1,160          52,883           42,957              --          97,000
                                                ---------       ---------        ---------       ---------       ---------
Property and equipment, net .............              --          34,830           23,402              --          58,232
Goodwill, net ...........................           1,025          56,144           20,222              --          77,391
Other intangible assets, net ............           3,968             234              828              --           5,030
Deferred income taxes and other
  noncurrent assets .....................              93           2,385            2,366              --           4,844
Investment in subsidiaries ..............          57,615           9,955               --         (67,570)             --
Intercompany notes receivable ...........          91,695              --               --         (91,695)             --
                                                ---------       ---------        ---------       ---------       ---------
       Total assets .....................       $ 155,556       $ 156,431        $  89,775       $(159,265)      $ 242,497
                                                =========       =========        =========       =========       =========

LIABILITIES AND MEMBERS'
  EQUITY
Current liabilities
  Current maturities of long-term debt ..       $     --        $      --        $  11,811       $      --       $  11,811
  Accounts payable ......................             --           16,689            8,307              --          24,996
  Accrued liabilities and deferred
    income taxes ........................           6,799           8,027           10,576              --          25,402
                                                ---------       ---------        ---------       ---------       ---------
       Total current liabilities ........           6,799          24,716           30,694              --          62,209
                                                ---------       ---------        ---------       ---------       ---------
Deferred income taxes and other
  noncurrent liabilities ................           2,003             343            3,212              --           5,558
Long-term debt, less current maturities .         135,976              --           27,848              --         163,824
Intercompany debt .......................              --          46,064           45,631         (91,695)             --
Mandatorily redeemable warrants .........           5,010              --               --              --           5,010
Members' equity .........................           5,768          85,308          (17,610)        (67,570)          5,896
                                                ---------       ---------        ---------       ---------       ---------
       Total liabilities and members'
         equity .........................       $ 155,556       $ 156,431        $  89,775       $(159,265)      $ 242,497
                                                =========       =========        =========       =========       =========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

14.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                  -------      ------------    ------------       -----------   ------------
ASSETS
Current assets
  Cash ..................................         $      --       $   5,469       $   3,249        $      --     $   8,718
  Accounts receivable ...................                --          32,087          14,831               --        46,918
  Inventories ...........................                --          16,361          22,076               --        38,437
  Deferred income taxes and other
   current assets .......................                13           3,724           2,946               --         6,683
                                                  ---------       ---------       ---------        ---------     ---------
       Total current assets .............                13          57,641          43,102               --       100,756
                                                  ---------       ---------       ---------        ---------     ---------
Property and equipment, net .............                --          32,014          27,302               --        59,316
Goodwill, net ...........................             1,065          57,100          22,509               --        80,674
Other intangible assets, net ............             4,423             390             916               --         5,729
Deferred income taxes and other
  noncurrent assets .....................                93           1,988           2,657               --         4,738
Investment in subsidiaries ..............            43,065           9,955              --          (53,020)           --
Intercompany notes receivable ...........            99,537              --              --          (99,537)           --
                                                  ---------       ---------       ---------        ---------     ---------
       Total assets .....................         $ 148,196       $ 159,088       $  96,486        $(152,557)    $ 251,213
                                                  =========       =========       =========        =========     =========

LIABILITIES AND MEMBERS'
  EQUITY
Current liabilities
  Current maturities of long-term debt ..         $      --       $      --       $  12,449        $      --     $  12,449
  Accounts payable ......................                --          18,090           8,625               --        26,715
  Accrued liabilities and deferred
    income taxes ........................             5,524           9,231          10,012               --        24,767
                                                  ---------       ---------       ---------        ---------     ---------
       Total current liabilities ........             5,524          27,321          31,086               --        63,931
                                                  ---------       ---------       ---------        ---------     ---------
Deferred income taxes and other
  noncurrent liabilities ................             1,553             608           3,931               --         6,092
Long-term debt, less current maturities .           124,597              --          41,452               --       166,049
Intercompany debt .......................                --          64,189          35,348          (99,537)           --
Mandatorily redeemable warrants .........             4,810              --              --               --         4,810
Members' equity .........................            11,712          66,970         (15,331)         (53,020)       10,331
                                                  ---------       ---------       ---------        ---------     ---------
       Total liabilities and members'
         equity .........................         $ 148,196       $ 159,088       $  96,486        $(152,557)    $ 251,213
                                                  =========       =========       =========        =========     =========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

14.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                  -------      ------------    ------------       -----------   ------------
   Net sales................................     $       --      $  222,159     $    96,658        $       --      $  318,817
   Cost of sales............................             --         173,230          65,860                --         239,090
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          48,929          30,798                --          79,727
   Selling, administrative and product
     development expenses...................          1,780          23,450          20,297                --          45,527
   Amortization of intangible assets........             40           2,347             910                --           3,297
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................         (1,820)         23,132           9,591                --          30,903
   Interest expense.........................          6,027           4,433           7,490                --          17,950
   Equity in net income (loss) of
     subsidiaries...........................         15,640              --              --           (15,640)             --
   Foreign currency gain (loss).............             --              --          (5,386)               --          (5,386)
   Other income (expense)...................             --            (361)            309                --             (52)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          7,793          18,338          (2,976)          (15,640)          7,515
   Benefit for income taxes.................             --              --             278                --             278
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    7,793      $   18,338     $    (2,698)       $  (15,640)     $    7,793
                                                 ==========      ==========     ===========        ==========      ==========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                  -------      ------------    ------------       -----------   ------------

   Net sales................................     $       --      $  211,265     $   102,877        $       --      $  314,142
   Cost of sales............................             --         158,691          69,198                --         227,889
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          52,574          33,679                --          86,253
   Selling, administrative and product
     development expenses...................          1,624          25,141          23,493                --          50,258
   Amortization of intangible assets........             40           2,326             879                --           3,245
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................         (1,664)         25,107           9,307                --          32,750
   Interest expense.........................          4,933           5,559           6,961                --          17,453
   Equity in net income (loss) of
     subsidiaries...........................         13,575              --              --           (13,575)             --
   Foreign currency gain (loss).............             --              --          (7,912)               --          (7,912)
   Other income (expense)...................         (2,000)             10              --                --          (1,990)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          4,978          19,558          (5,566)          (13,575)          5,395
   Provision for income taxes...............             --              14             403                --             417
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    4,978      $   19,544     $    (5,969)       $  (13,575)     $    4,978
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

14.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                  -------      ------------    ------------       -----------   ------------
   Net sales................................     $       --      $  192,306     $    99,839        $       --      $  292,145
   Cost of sales............................             --         144,162          71,279                --         215,441
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          48,144          28,560                --          76,704
   Selling, administrative and product
     development expenses...................          1,560          23,631          25,648                --          50,839
   Amortization of intangible assets........             40           2,314           1,197                --           3,551

   Impairment charge                                     --              --           7,863                --           7,863
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................         (1,600)         22,199          (6,148)               --          14,451
   Interest expense.........................          3,700           6,888           8,045                --          18,633
   Equity in net income (loss) of
     subsidiaries...........................          5,210              --              --            (5,210)             --
   Foreign currency gain....................             --              --           4,995                --           4,995
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........            (90)         15,311          (9,198)           (5,210)            813
   Provision for income taxes...............             --              --             903                --             903
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $      (90)     $   15,311     $   (10,101)       $   (5,210)     $      (90)
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

14.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                       GUARANTOR     NON-GUARANTOR      ELIMINATIONS/
                                                          ISSUERS    SUBSIDIARIES    SUBSIDIARIES        ADJUSTMENTS  CONSOLIDATED
                                                          -------    ------------    ------------        -----------  ------------
   Net cash provided by (used for) operating
     activities..................................      $   (5,585)    $  22,146       $    4,855         $       --     $   21,416
                                                       -----------    ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.................................              --        (7,699)          (2,746)                          (10,445)
     Acquisition of subsidiaries, net of cash
       acquired..................................              --        (1,545)          (1,259)                --         (2,804)
                                                       ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities....              --        (9,244)          (4,005)                --        (13,249)
                                                       ----------     ----------      ----------         ----------      ---------
   Cash flows provided by (used for)
     financing activities:
     Change in intercompany debt.................           7,842       (18,125)          10,283                 --             --
     Net increase in revolving loan..............          11,343            --               --                 --         11,343
     Repayment of debt...........................              --            --          (13,878)                --        (13,878)
     Repurchase of membership units..............          (6,422)           --               --                 --         (6,422)
     Collection on members notes receivable......              65            --               --                 --             65
     Distributions to members....................          (6,090)                            --                            (6,090)
                                                       ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities....................           6,738       (18,125)          (3,595)                --        (14,982)
                                                       ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...............              --            --            1,412                 --          1,412
                                                       ----------     ---------       ----------         ----------      ---------
   Net increase (decrease) in cash...............           1,153        (5,223)          (1,333)                --         (5,403)
   Cash at beginning of period...................              --         5,469            3,249                 --          8,718
                                                       ----------     ---------       ----------         ----------     ----------
   Cash at end of period.........................      $    1,153     $     246       $    1,916         $       --     $    3,315
                                                       ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

14.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                     GUARANTOR     NON-GUARANTOR      ELIMINATIONS/
                                                        ISSUERS    SUBSIDIARIES    SUBSIDIARIES        ADJUSTMENTS  CONSOLIDATED
                                                        -------    ------------    ------------        -----------  ------------
   Net cash provided by (used for) operating
     activities...................................   $   (5,953)    $  26,715       $    4,252         $       --     $   25,014
                                                     -----------    ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment..................................           --        (8,000)          (3,775)                --        (11,775)
                                                     ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities.....           --        (8,000)          (3,775)                --        (11,775)
                                                     ----------     ----------      ----------         ----------      ---------
   Cash flows provided by (used for)
     financing activities:
     Change in intercompany debt..................       10,148       (14,162)           4,014                 --             --
     Repayment of debt............................           --            --           (9,270)                --         (9,270)
     Issuance of membership units.................           50            --               --                 --             50
     Repurchase of membership units...............       (4,274)           --               --                 --         (4,274)
     Collection on members notes receivable.......           29            --               --                 --             29
     Distributions from subsidiaries..............        4,720            --               --             (4,720)            --
     Distributions to members.....................       (4,720)       (4,720)              --              4,720         (4,720)
                                                     ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities.....................        5,953       (18,882)          (5,256)                --        (18,185)
                                                     ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes................           --            --            2,424                 --          2,424
                                                     ----------     ---------       ----------         ----------      ---------
   Net increase (decrease) in cash................           --          (167)          (2,355)                --         (2,522)
   Cash at beginning of period....................           --         5,636            5,604                 --         11,240
                                                     ----------     ---------       ----------         ----------     ----------
   Cash at end of period..........................   $       --     $   5,469       $    3,249         $       --     $    8,718
                                                     ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

14.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                      GUARANTOR     NON-GUARANTOR      ELIMINATIONS/
                                                         ISSUERS    SUBSIDIARIES    SUBSIDIARIES        ADJUSTMENTS  CONSOLIDATED
                                                         -------    ------------    ------------        -----------  ------------
   Net cash provided by (used for) operating
     activities..................................     $   (4,216)    $  18,479       $    7,616         $       --     $   21,879
                                                      -----------    ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.................................             --        (4,358)          (5,640)                --         (9,998)
     Amount due from sellors of Valley
       Industries, Inc...........................             --         1,150               --                 --          1,150
     Acquisition of subsidiaries, net of cash
       acquired..................................             --            --          (22,770)                --        (22,770)
                                                      ----------     ---------       ----------         ----------     ----------
       Net cash used for investing activities....             --        (3,208)         (28,410)                --        (31,618)
                                                      ----------     ----------      ----------         ----------     ----------
   Cash flows provided by (used for)
     financing activities:
     Change in intercompany debt.................          6,101       (11,657)           5,556                 --             --
     Net reduction in revolving loan.............         (1,900)           --           (2,605)                --         (4,505)
     Repayment of debt...........................             --            --           (3,682)                --         (3,682)
     Issuance of membership units................             29            --               --                 --             29
     Repurchase of membership units..............            (14)           --               --                 --            (14)
     Distributions from subsidiaries.............            195            --               --               (195)            --
     Distributions to members....................           (195)         (195)              --                195           (195)
                                                      ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities....................          4,216       (11,852)            (731)                --         (8,367)
                                                      ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...............             --            --            1,998                 --          1,998
                                                      ----------     ---------       ----------         ----------      ---------
   Net increase (decrease) in cash...............             --         3,419          (19,527)                --        (16,108)
   Cash at beginning of period...................             --         2,217           25,131                 --         27,348
                                                      ----------     ---------       ----------         ----------     ----------
   Cash at end of period.........................     $       --     $   5,636       $    5,604         $       --     $   11,240
                                                      ==========     =========       ==========         ==========     ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.
                                    PART III

ITEM 10.   MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT


    The following table sets forth the names and ages of each of the individuals that currently serve as a member (each, a "Board Member") of the Company's board of managers (the "Board of Managers"), executive officers and other significant employees of the Company.

                                  NAME                  AGE                          POSITION
                         ---------------------------   -----  ------------------------------------------------------------
                         F. Alan Smith..............     69   Chairman of the Board of Managers of the Company
                         Terence C. Seikel..........     44   President and Chief Executive Officer of the Company; Board
                                                              Member
                         Richard E. Borghi..........     54   President and Chief Operating Officer of SportRack; Board
                                                              Member
                         Gerrit de Graaf............     37   General Manager and Chief Executive Officer of Brink; Board
                                                              Member
                         Bryan A. Fletcher..........     41   President and Chief Operating Officer of Valley
                                                              Aftermarket
                         Barry G. Steele............     30   Corporate Controller of the Company
                         J. Wim Rengelink...........     46   Finance Director of Brink
                         Donald J. Hofmann, Jr......     43   Board Member, Vice President and Secretary of the
                                                              Company
                         Barry Banducci.............     65   Board Member
                         Gerard J. Brink............     57   Board Member

    F. Alan Smith has served in the automotive industry for 39 years and has been Chairman of the Board of Managers of the Company since its formation in September 1995. He served in various assignments at General Motors from 1956 to 1992, including President of GM Canada from 1978 to 1980. He was a member of the Board of Directors of General Motors from 1981 to 1992 and Chief Financial Officer of General Motors from 1981 to 1988. Mr. Smith is a director of The Minnesota Mining and Manufacturing Corporation ("3M"), TransPro, Inc. ("TransPro").

    Terence C. Seikel has served in the automotive industry for 17 years and has been President and Chief Executive Officer of the Company since April 15, 1999. From 1996 until April 15, 1999, Mr. Seikel served as Vice President of Finance and Administration and Chief Financial Officer of the Company and SportRack. From 1985 to 1996, Mr. Seikel was employed by Larizza Industries, a publicly held supplier of interior trim to the automotive industry, in various capacities including Chief Financial Officer.

    Richard E. Borghi has served in the automotive industry for 33 years and has been President and Chief Operating Officer of SportRack since April 15, 1999. From 1995 until April 15, 1999, Mr. Borghi, served as Executive Vice President of Operations and Chief Operating Officer of SportRack. From 1988 to 1995, Mr. Borghi held various senior management positions with MascoTech, and was the Executive Vice President of Operations of the MascoTech Division at the time of its acquisition by the Company.

    Gerrit de Graaf has been General Manager and Chief Executive Officer of Brink since November 1996. From 1989 to 1996, Mr. de Graaf worked for Philips Medical Systems as a consultant and most recently as Philips' Marketing Manager in the United States.

    Bryan A. Fletcher has served in the automotive industry for 12 years and has been President and Chief Operating Officer of Valley Aftermarket since July 2000. From 1991 until July 2000 Mr. Fletcher served as Vice President of Aftermarket Operations of Valley.

    Barry G. Steele has been Corporate Controller of the Company since June 1999. From 1997 until June 1999, Mr. Steele served as Manager of Financial Reporting of the Company. From 1993 to 1997, Mr. Steele was employed by Price Waterhouse LLP.

    J. Wim Rengelink has served in the automotive industry for 14 years and has been Finance Director of Brink since 1995. From 1988 to 1995 he worked in Brink's internal audit department.

    Donald J. Hofmann, Jr. has been a Board Member, Vice President and Secretary of the Company since October 1995. Mr. Hofmann has been a partner of J.P. Morgan Partners, LLC, or its predecessor Chase Capital Partners a global general partnership with over $20.0 billion under management since 1992. J.P. Morgan Partners provides equity and mezzanine debt financing for management buyouts and recapitalizations, growth equity and venture capital. Mr. Hofmann is also an executive officer of the managing member of J.P. Morgan Partners (23A SBIC), LLC, a member of the Company, which is advised by J.P. Morgan Partners, LLC. Mr. Hofmann is also a director of BPC Holding Corporation, Barry Plastics Corporation, Pliant Corporation and United Auto Group, Inc.

    Barry Banducci has been a Board Member of the Company since October 1995. Since September 1995, Mr. Banducci has been the Chairman of TransPro. Prior thereto, Mr. Banducci served in various capacities at Equion Corporation, a supplier of automotive components, from 1983 to 1995, including President, Chief Executive Officer and Vice Chairman. Mr. Banducci is a director of TransPro.

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

ITEM 11.   EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation for 1998 through 2000 for the chief executive officer of the Company and the four next most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                                                        LONG-TERM
                                                                                                      COMPENSATION
                                                                 ANNUAL COMPENSATION                     AWARDS
                                                  -----------------------------------------------   ----------------
                                                                                       OTHER
                                                                                      ANNUAL           SECURITIES       ALL OTHER
                                         FISCAL       SALARY          BONUS        COMPENSATION        UNDERLYING     COMPENSATION
     NAME AND PRINCIPAL POSITION          YEAR          ($)            ($)              ($)            OPTIONS(#)          ($)
------------------------------------    --------  -------------  -------------  -----------------  -----------------  -----------
F. Alan Smith .........................   2000       228,000       114,000              --                --               --
  Chairman of the Company                 1999       228,000       114,000              --                --               --
                                          1998       217,000       105,000              --                32               --

Terence C. Seikel .....................   2000       265,000       175,000              --                --               --
  President and Chief Executive Officer   1999       245,000       175,000              --                --               --
  of the Company and SportRack            1998       215,000        95,000              --                65               --

Roger T. Morgan .......................   2000       179,892          --                --                --               --
  Former President and Chief Executive    1999       263,000       100,000              --                --               --
  Officer of Valley                       1998       250,000        87,500              --                --               --

Richard E. Borghi .....................   2000       279,798       125,000              --                --               --
  President and Chief Operating Officer   1999       261,897       125,000              --                --               --
  of SportRack                            1998       219,965       115,000              --                32               --

Gerrit de Graaf .......................   2000       154,000        65,000              --                --               --
  General Manager and Chief Executive     1999       164,830        68,660              --                --               --
  Officer of Brink                        1998       154,425        45,414              --                39               --

Bryan Fletcher ........................   2000       132,664        40,500              --                --               --
  President and Chief Operating           1999       133,170        64,050              --                --               --
  Officer of Valley Aftermarket           1998       115,015        41,000              --                --               --

------------------

                              OPTION GRANTS IN 2000

    During 2000, there were no options granted to the named executive officers. The following table sets forth information regarding outstanding membership unit options issued to the chief executive officer of the Company and the four next most highly compensated executive officers.

                                                                         NUMBER OF SECURITIES
                                                                              UNDERLYING             VALUE OF UNEXERCISED
                                                                          UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                      SHARES                                AT YEAR END(#)              AT YEAR END($)
                                    ACQUIRED ON            VALUE             EXERCISABLE/                EXERCISABLE/
               NAME                 EXERCISE(#)         REALIZED($)          UNEXERCISABLE               UNEXERCISABLE
       --------------------    --------------------  ---------------   -------------------------  --------------------
       F. Alan Smith.......             --                  --                  332/150               1,660,000/ 750,000
       Terence C. Seikel...             --                  --                  465/200              2,325,000/ 1,000,0000
       Roger T. Morgan.....             --                  --                  --/ 89                      --/ --
       Richard E. Borghi...             --                  --                  432/200             2,160,000/ 1,000,000
       Gerrit de Graaf.....             --                  --                   24/15                 120,000/  75,000
       Bryan Fletcher......             --                  --                   10/35                  50,000/ 175,000

-------------------

EMPLOYMENT AGREEMENTS

    Each of Terence C. Seikel, Richard E. Borghi, Gerrit de Graaf and Bryan Fletcher have each entered into an employment agreement (collectively, the "Employment Agreements") with the Company. Mr. Seikel's Employment Agreement provides for an annual base salary of $250,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 50-70% of his base salary. Mr. Borghi's Employment Agreement provides for an annual base salary of $250,000, subject to increases at the sole discretion of the Board of Managers, a bonus in the range of 30-50% of his base salary, and a one time bonus of $100,000 on the earlier of (i) September 30, 2002, (ii) his termination date, and (iii) a sale of the Company. Mr. de Graaf's Employment Agreement provides for an annual base salary of NLG 170,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 30% to 50% of his base salary. Mr. Fletcher's Employment Agreement provides for an annual base salary of $150,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 30% to 50% of his base salary. The Employment Agreements also provide for twelve months of severance pay to the executive officer in the event such officer is terminated without cause (as defined in the Employment Agreement). The Employment Agreements for Messrs Seikel, Borghi and Fletcher provided for an increase in the severance pay period to 18 months upon a change in control of the Company, as defined in the Employment Agreement.

    The Employment Agreements expire December 31, 2003 for Messrs Seikel, Borghi and Fletcher and automatically extend for successive two-year terms unless terminated by the Company upon 30 days notice prior to the expiration of the current term. The Employment Agreement for Mr. de Graaf may be terminated by either party upon three month's prior written notice. Each Employment Agreement prohibits the executive officer from disclosing non-public information about the Company. The Employment Agreements also require the executive officers to assign to the Company any designs, inventions and other related items and intellectual property rights developed or acquired by the executive officer during the term of his employment. In addition, for a period of five years after termination of employment (two years if the termination is without cause) each executive officer has agreed, in his respective Employment Agreement, not to (i) engage in any Competitive Business (as defined in the Employment Agreements), (ii) interfere with or disrupt any relationship between the Company and its customers, suppliers and employees and (iii) induce any employee of the Company to terminate his or her employment with the Company or engage in any Competitive Business.

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

MEMBERS' AGREEMENT

    Pursuant to the Third Amended and Restated Members' Agreement dated as of September 30, 1999 (the "Members' Agreement") among the Company and certain holders of outstanding units (the "Units") of the Company, such holders of the Units shall vote all Units held by them for election of a majority of the Board of Managers consisting of Terence C. Seikel and Richard E. Borghi (so long as each is employed by the Company), and F. Alan Smith, Barry Banducci, Gerard J. Brink and Roger T. Morgan (so long as each is a holder of a certain number of Units) (the "Enumerated Managers"). J.P. Morgan Partners (23A SBIC), LLC, an affiliate of JPMP, has the ability to appoint up to 5 additional members of the Board of Managers. Pursuant to the voting provision of the Members' Agreement, J.P. Morgan Partners (23A SBIC), LLC has the right, under certain circumstances, including breach by the Company of certain covenants, to replace the Enumerated Managers.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of March 19, 2001, the outstanding membership interests of the Company consisted of 14,369 Units. The following table sets forth certain information regarding the beneficial ownership of the Units by (i) each person known by the Company to own more than 5% of the Units, (ii) each named director, (iii) each named executive officer and (iv) all of the Company's directors and executive officers treated as a group. To the knowledge of the Company, each of such holders of Units has sole voting and investment power as to the Units owned unless otherwise noted.

                                                                                             PERCENTAGE
                                       NAME AND ADDRESS(1)                 UNITS OWNED      OWNERSHIP(2)
                          -------------------------------------------   ---------------   --------------
                          J.P. Morgan Partners (23A SBIC), LLC (3)...        10,251             68.94%
                            1221 Avenue of the Americas
                            New York, New York 10020
                          Celerity Partners..........................         1,500             10.44
                            C/o Mark Benham
                            300 Sand Hill Road
                            Building 4, Suite 230
                            Menlo Park, California 94025
                          F. Alan Smith(4)...........................           632              4.30
                          Terence C. Seikel(5).......................           665              4.48
                          Richard E. Borghi(6).......................           632              4.27
                          Gerrit de Graaf(7).........................            50              0.35
                          Bryan Fletcher(8)..........................            35              0.24
                          Barry Banducci(9)..........................           500              3.42
                            59 Old Quarry Road
                            Guilford, Connecticut 06437
                          Gerard J. Brink............................           410              2.85
                            Lijsterbeslaan 10
                            B-2950 Kapellen
                            Belgium
                          Donald J. Hoffman (10).....................        10,251             68.94
                          All directors and executive officers as a
                          group (nine persons)......................          2,924             18.41

----------------

(1) Unless otherwise indicated, address is c/o Advanced Accessory Systems, LLC, 12900 Hall Road, Suite 200, Sterling Heights, Michigan 48313.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to the Units. Units subject to options or warrants currently exercisable or exercisable within 60 days of March 17, 2000 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3) CB Capital Investors, L.P. is an affiliate of CCP. Includes 501 Units subject to warrants exercisable within 60 days.
(4) Includes 332 Units subject to options exercisable within 60 days. 300 Units are owned by the F. Alan Smith Family Limited Partnership.
(5)  Includes 465 Units subject to options exercisable within 60 days.
(6)  Includes 432 Units subject to options exercisable within 60 days.
(7)  Includes 24 Units subject to options exercisable within 60 days.
(8)  Includes 10 Units subject to options exercisable within 60 days.
(9) Includes 250 Units subject to options exercisable within 60 days. All Units are owned by the Banducci Family, LLC.
(10) Such person may be deemed the beneficial owner of the Units held by J.P. Morgan Partners (23A SBIC), LLC due to his status as an executive officer of J.P. Morgan Partners (23A SBIC Manager), Inc. the managing member of J.P. Morgan Partners (23A SBIC), LLC.

    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Chase Securities Inc. ("CSI"), Chase, Chase Canada and JPMP are affiliates of J.P. Morgan Partners (23A SBIC), LLC, which owns approximately 49.98% of the Company's issued and outstanding voting securities on a fully diluted basis. CSI acted as an Initial Purchaser in connection with the Offering, for which it received customary fees. Chase is agent bank and a lender to the Company under the Amended and Restated Credit Agreement and has received customary fees and reimbursement of expenses in such capacities. Chase Canada is agent bank and a lender to the Company under the Canadian Credit Agreement and has received customary fees and reimbursement of expenses in such capacities. Chase received its proportionate share, $6.0 million, of the repayment by the Company of $90.0 million under the Amended and Restated Credit Agreement from the proceeds of the Offering. J.P. Morgan Partners (23A SIBC), LLC an affiliate of JPMP and CSI held a portion of the Senior Subordinated Debt and received its proportionate share, $10.7 million, including prepayment penalties of $700,000, of the repayment by the Company of such debt from the proceeds of the Offering. As a result of the Offering, such affiliate was relieved of its obligation to provide up to an additional $20.0 million of senior subordinated debt financing. In addition, an affiliate of CSI and JPMP purchased a portion of the Notes in connection with the Offering. Donald J. Hofmann, Jr., a partner of JPMP, is a member of the Board of Managers of the Company. In addition, CSI, Chase and their affiliates participate on a regular basis in various investment banking and commercial banking transactions for the Company and its affiliates.

    On January 1, 2000, the Company issued 3,655 of its Class A-1 Units to J.P. Morgan Partners (23A SBIC), LLC, in exchange for 3,655 Class A Units.

    On November 11, 2000 the Company issued 1,478 of its Class A-1 Units to J.P. Morgan Partners (23A SBIC), LLC, in exchange for 1,478 Class A Units.

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

         3.  Index to Exhibits:

             EXHIBIT
             NUMBER                         DESCRIPTION
             -------                        -----------

               3.1 Amended and Restated Certificate of Formation of AAS. Incorporated by reference to Exhibit 3.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               3.2 Third Amended and Restated Operating Agreement of AAS. Incorporated by reference to Exhibit 3.2 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q (File No. 333-49011).
               3.3 Amended Bylaws of AAS. Incorporated by reference to Exhibit 3.3 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q (File No. 333-49011).
               3.4 Third Amended and Restated Members' Agreement Dated as of September 30, 1999 among Advanced Accessory Systems, LLC, and the Members that are parties hereto. Incorporated by reference to
                              Exhibit 3.4 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q (File No. 333-49011).
               3.6 Unit Redemption Agreement dated as of October 26, 2000 between MascoTech, Inc. and Advanced Accessory Systems, LLC.
               4.1 Indenture dated as of October 1, 1997 for the Notes (including the form of New Note attached as Exhibit B thereto) among the Issuers, the Guarantors named therein and First Union National Bank, as Trustee. Incorporated by reference to
                              Exhibit 4.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.1 Asset Purchase Agreement among MascoTech Automotive Systems Group, Inc., MascoTech Accessories, Inc. and Advanced Accessory Systems, LLC dated as of September 28, 1995. Incorporated by reference to Exhibit 10.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.2 Agreement for the Sale and Purchase of Shares in Brink BV dated October 30, 1996 among AAS Holdings, Inc., AAS Holdings, LLC, Brink Holding BV and Brink BV. Incorporated by reference to
                              Exhibit 10.2 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.3 Asset Purchase Agreement among Bell Sports Corp., Bell Sports Canada, Inc. and Advanced Accessory Systems Canada Inc./Les Systemes d'Accessoire Advanced Canada Inc. dated as of July 2, 1997. Incorporated by reference to Exhibit 10.3 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.4 Stock Purchase Agreement dated July 24, 1997 among Robert Boulard and Alan Hamer and Advanced Accessory Systems Canada Inc./Les Systems d'Accessoire Advanced Canada Inc. Incorporated by reference to Exhibit 10.4 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.5 Asset Purchase Agreement among Valley Industries, LLC, Valley Industries, Inc., certain affiliates of Valley Industries, Inc., Robert L. Fisher and Roger T. Morgan dated as of August 5, 1997. Incorporated by reference to Exhibit 10.5 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.6 Preliminary Agreement for the Transfer of a Business dated December 16, 1997 between Ellebi S.p.A. and Brink Italia S.r.1. and Brink International B.V. Incorporated by reference to
                              Exhibit 10.6 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.7 Second Amended and Restated Credit Facility among AAS, SportRack, LLC, Brink International BV, Brink BV and Valley Industries, LLC, as Borrowers, NBD Bank as Administrative Agent and Documentation and Collateral Agent and The Chase Manhattan Bank as Co-Administrative Agent and Syndication Agent dated August 5, 1997. Incorporated by reference to
                              Exhibit 10.7 to AAS' Registration Statement on Form S-4 (File No. 333-49011).

             EXHIBIT
             NUMBER                         DESCRIPTION
             -------                        -----------

               10.7(a) Amendment No 1. Dated as of September 5, 1997 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997 and Security Agreements Dated as of October 5, 1996. Incorporated by reference to Exhibit 10.7(a) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
               10.7(b) Amendment No.2 Dated as of September 24, 1997 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7(b) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
               10.7(c) Amendment No. 3 Dated as of December 29, 1997 to Second Amended and Restated Credit Agreement dated as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7(c) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
               10.7(d) Amendment No. 4 Dated as of December 31, 1997 to Second Amended and restated Credit Agreement Dated as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7(d) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
               10.7(e) Amendment No. 5 and Waiver Dated as of December 31, 1998 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997. Incorporated by reference to Exhibit 10.7(e) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
               10.7(f) Amendment No. 6 Dated as of August 10, 1999 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7 (f) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1999.
               10.7(g) Amendment No. 7 Dated as of September 30, 2000 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7 (g) to AAS' Quarterly Report on Form 10-Q (File No. 333-49011) for the nine months ended September 30, 2000.
               10.8 First Amended and Restated Credit Agreement among SportRack International, Inc. and First Chicago NBD Bank, Canada, The Chase Manhattan Bank of Canada and The Bank of Nova Scotia dated as of March 19, 1998. Incorporated by reference to
                              Exhibit 10.8 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.9 Amended and Restated Employment Agreement between AAS and Richard Borghi dated September 30, 1999. Incorporated by reference to Exhibit 10.9 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q (File No. 333-49011).
               10.9(a) Amendment No. 1 to the Amended and Restated Employment Agreement dated August 1, 2000 between SportRack, LLC and Richard Borghi.
               10.11 Management Consulting Agreement between AAS and Barry Banducci dated September 28, 1995. Incorporated by reference to Exhibit 10.11 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.12          Management Consulting Agreement between AAS and F.
                              Alan Smith dated September 28, 1995. Incorporated by reference to Exhibit 10.12 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.13 Amended and Restated Employment Agreement between AAS and Terence C. Seikel dated September 30, 1999. Incorporated by reference to Exhibit 10.13 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.13(a) Amendment No. 1 to the Amended and Restated Employment Agreement dated August 1, 2000 between Advanced Accessory Systems, LLC and Terence C. Seikel.
               10.15 Employment Agreement between Brink B.V. and Gerrit de Graaf dated November 1, 1996. Incorporated by reference to Exhibit 10.15 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.17 Lease dated as of January 24, 1997 between Valley Industries Realty, L.P. and Valley Industries, Inc. Incorporated by reference to Exhibit 10.17 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.18 Addendum to Sublease dated as of July 2, 1997 between Bell Sports Canada, Inc. and SportRack International, Inc. (formerly known as Advanced Accessory Systems Canada Inc./Les Systems d'Accessoire Advanced Canada Inc.). Incorporated by reference to Exhibit 10.18 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.18(a) Sublease Amending Agreement made as of the 1st day of January, 2000, between Bell Sports Canada Inc. and SportRack Accessories Inc. (previously known as SportRack International). Incorporated by reference to Exhibit 10.7 (f) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1999.
               10.19 Lease dated May 25, 1994 between VBG Towbars AB and VBG Produkter AB. Incorporated by reference to
                              Exhibit 10.19 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.20 Lease Agreement for commercial use between Ellebi S.p.A. and Brink Italia S.r.l. Incorporated by reference to Exhibit 10.20 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.21 Registration Rights Agreement dated September 25, 1997 by and among Advanced Accessory Systems, LLC, AAS Capital Corporation, the Guarantors named therein and Chase Securities, Inc. and First Chicago Capital Markets, Inc. Incorporated by reference to Exhibit 10.21 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.22 Amended and Restated Employment Agreement dated as of March 14, 2001 between Valley Industries, LLC, and Bryan Fletcher.

               EXHIBIT
               NUMBER                     DESCRIPTION
               -------                    -----------

               10.23 Multi-Tenant Industrial Triple Net Lease effective January 1, 2001 between Santa Fe Bayfront Venture, a California general partnership and Valley Industries, LLC a Delaware limited liability company.
               12.1           Statement Re: Computation of ratios
               21.1 Subsidiaries of the Registrant Incorporated by reference to Exhibit 21.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               24.1           Power of Attorney


         (b)  Reports of form 8-K:

         None

         --------------------

                                   SIGNATURES

                 Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              Advanced Accessory Systems, LLC

                              By:     /s/   TERENCE C. SEIKEL
                                   --------------------------------------------
                                              Terence C. Seikel

                                      President, Chief Executive Officer
                                 (Principal Executive Officer and Authorized
                                                  Signatory)

                      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 22nd day of March, 2001, by the following persons on behalf of the registrant and in the capacities as indicated.

                                   Signature                                            Title
                                   ---------                                            -----

                      /s/ TERENCE C. SEIKEL
                   -----------------------------------------               President, Chief Executive Officer and
                                Terence C. Seikel                          Manager (Principal Executive and Financial Officer)

                      /s/ BARRY G. STEELE
                   -----------------------------------------               Corporate Controller (Principal
                                 Barry G. Steele                           Accounting Officer)

                                       *
                   -----------------------------------------               Chairman of the Board of Managers
                                  F. Alan Smith

                                       *
                   -----------------------------------------               Manager
                                 Barry Banducci

                                       *
                   -----------------------------------------               Manager
                              Gerard Jacobus Brink

                                       *
                   -----------------------------------------               Manager
                                Donald J. Hofmann

                                       *
                   -----------------------------------------               Manager
                                Richard Borghi

                                       *
                   -----------------------------------------               Manager
                                 Bryan Fletcher

                                       *
                   -----------------------------------------               Manager
                                 Gerrit de Graaf

                   *By:   /s/  TERENCE C. SEIKEL
                   -----------------------------------------
                       Terence C. Seikel, Attorney-in-Fact


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

Other than this annual report filed on Form 10-K, none.

                        ADVANCED ACCESSORY SYSTEMS, LLC-
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998,
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                          ADDITIONS
                                                                   -------------------------
                                                     BALANCE AT    CHARGED TO     CHARGED                    BALANCE
                                                    BEGINNING OF   COSTS AND      TO OTHER                  AT END OF
                                                        YEAR        EXPENSES    ACCOUNTS (1)  WRITE-OFFS      YEAR
                                                    ------------   ----------   ------------  ----------    ---------
         ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -------------------------------
  For the year ended December 31,
   2000........................................     $     4,997    $   (1,887)   $      (41)  $      929  $     2,140
   1999........................................           2,766         2,670           (67)         372        4,997
   1998........................................           1,699         2,413           523        1,869        2,766

           ALLOWANCE FOR INVENTORY AND
          LOWER OF COST OR MARKET RESERVE
          -------------------------------
  For the year ended December 31,
   2000........................................     $     3,217    $    1,021    $      173   $    1,871  $     2,540
   1999........................................           3,917           573          (136)       1,137        3,217
   1998........................................           2,590         4,735            15        3,423        3,917

       ALLOWANCE FOR REIMBURSABLE TOOLING
       ----------------------------------
  For the year ended December 31,
   2000........................................     $       541    $      260    $       --   $      393  $       414
   1999........................................             324           230            --           13          541
   1998........................................             890           294            --          860          324

          ALLOWANCE DEFERRED TAX ASSETS
          -----------------------------
   2000........................................     $     5,258    $      (86)   $     (227)  $       --  $     4,945
   1999........................................           4,225           854           179           --        5,258
   1998........................................              --         4,225            --           --        4,225

---------------
    (1) Charges to other accounts include amounts related to acquired companies and the effects of changing foreign currency exchange rates for the Company's foreign subsidiaries.

                                 Exhibit Index


             EXHIBIT
             NUMBER                         DESCRIPTION
             -------                        -----------

               3.1 Amended and Restated Certificate of Formation of AAS. Incorporated by reference to Exhibit 3.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               3.2 Third Amended and Restated Operating Agreement of AAS. Incorporated by reference to Exhibit 3.2 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q (File No. 333-49011).
               3.3 Amended Bylaws of AAS. Incorporated by reference to Exhibit 3.3 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q (File No. 333-49011).
               3.4 Third Amended and Restated Members' Agreement Dated as of September 30, 1999 among Advanced Accessory Systems, LLC, and the Members that are parties hereto. Incorporated by reference to
                              Exhibit 3.4 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q (File No. 333-49011).
               3.6 Unit Redemption Agreement dated as of October 26, 2000 between MascoTech, Inc. and Advanced Accessory Systems, LLC.
               4.1 Indenture dated as of October 1, 1997 for the Notes (including the form of New Note attached as Exhibit B thereto) among the Issuers, the Guarantors named therein and First Union National Bank, as Trustee. Incorporated by reference to
                              Exhibit 4.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.1 Asset Purchase Agreement among MascoTech Automotive Systems Group, Inc., MascoTech Accessories, Inc. and Advanced Accessory Systems, LLC dated as of September 28, 1995. Incorporated by reference to Exhibit 10.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.2 Agreement for the Sale and Purchase of Shares in Brink BV dated October 30, 1996 among AAS Holdings, Inc., AAS Holdings, LLC, Brink Holding BV and Brink BV. Incorporated by reference to
                              Exhibit 10.2 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.3 Asset Purchase Agreement among Bell Sports Corp., Bell Sports Canada, Inc. and Advanced Accessory Systems Canada Inc./Les Systemes d'Accessoire Advanced Canada Inc. dated as of July 2, 1997. Incorporated by reference to Exhibit 10.3 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.4 Stock Purchase Agreement dated July 24, 1997 among Robert Boulard and Alan Hamer and Advanced Accessory Systems Canada Inc./Les Systems d'Accessoire Advanced Canada Inc. Incorporated by reference to Exhibit 10.4 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.5 Asset Purchase Agreement among Valley Industries, LLC, Valley Industries, Inc., certain affiliates of Valley Industries, Inc., Robert L. Fisher and Roger T. Morgan dated as of August 5, 1997. Incorporated by reference to Exhibit 10.5 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.6 Preliminary Agreement for the Transfer of a Business dated December 16, 1997 between Ellebi S.p.A. and Brink Italia S.r.1. and Brink International B.V. Incorporated by reference to
                              Exhibit 10.6 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.7 Second Amended and Restated Credit Facility among AAS, SportRack, LLC, Brink International BV, Brink BV and Valley Industries, LLC, as Borrowers, NBD Bank as Administrative Agent and Documentation and Collateral Agent and The Chase Manhattan Bank as Co-Administrative Agent and Syndication Agent dated August 5, 1997. Incorporated by reference to
                              Exhibit 10.7 to AAS' Registration Statement on Form S-4 (File No. 333-49011).

             EXHIBIT
             NUMBER                         DESCRIPTION
             -------                        -----------

               10.7(a) Amendment No 1. Dated as of September 5, 1997 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997 and Security Agreements Dated as of October 5, 1996. Incorporated by reference to Exhibit 10.7(a) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
               10.7(b) Amendment No.2 Dated as of September 24, 1997 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7(b) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
               10.7(c) Amendment No. 3 Dated as of December 29, 1997 to Second Amended and Restated Credit Agreement dated as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7(c) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
               10.7(d) Amendment No. 4 Dated as of December 31, 1997 to Second Amended and restated Credit Agreement Dated as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7(d) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
               10.7(e) Amendment No. 5 and Waiver Dated as of December 31, 1998 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997. Incorporated by reference to Exhibit 10.7(e) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
               10.7(f) Amendment No. 6 Dated as of August 10, 1999 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7 (f) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1999.
               10.7(g) Amendment No. 7 Dated as of September 30, 2000 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7 (g) to AAS' Quarterly Report on Form 10-Q (File No. 333-49011) for the nine months ended September 30, 2000.
               10.8 First Amended and Restated Credit Agreement among SportRack International, Inc. and First Chicago NBD Bank, Canada, The Chase Manhattan Bank of Canada and The Bank of Nova Scotia dated as of March 19, 1998. Incorporated by reference to
                              Exhibit 10.8 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.9 Amended and Restated Employment Agreement between AAS and Richard Borghi dated September 30, 1999. Incorporated by reference to Exhibit 10.9 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q (File No. 333-49011).
               10.9(a) Amendment No. 1 to the Amended and Restated Employment Agreement dated August 1, 2000 between SportRack, LLC and Richard Borghi.
               10.11 Management Consulting Agreement between AAS and Barry Banducci dated September 28, 1995. Incorporated by reference to Exhibit 10.11 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.12          Management Consulting Agreement between AAS and F.
                              Alan Smith dated September 28, 1995. Incorporated by reference to Exhibit 10.12 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.13 Amended and Restated Employment Agreement between AAS and Terence C. Seikel dated September 30, 1999. Incorporated by reference to Exhibit 10.13 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.13(a) Amendment No. 1 to the Amended and Restated Employment Agreement dated August 1, 2000 between Advanced Accessory Systems, LLC and Terence C. Seikel.
               10.15 Employment Agreement between Brink B.V. and Gerrit de Graaf dated November 1, 1996. Incorporated by reference to Exhibit 10.15 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.17 Lease dated as of January 24, 1997 between Valley Industries Realty, L.P. and Valley Industries, Inc. Incorporated by reference to Exhibit 10.17 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.18 Addendum to Sublease dated as of July 2, 1997 between Bell Sports Canada, Inc. and SportRack International, Inc. (formerly known as Advanced Accessory Systems Canada Inc./Les Systems d'Accessoire Advanced Canada Inc.). Incorporated by reference to Exhibit 10.18 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.18(a) Sublease Amending Agreement made as of the 1st day of January, 2000, between Bell Sports Canada Inc. and SportRack Accessories Inc. (previously known as SportRack International). Incorporated by reference to Exhibit 10.7 (f) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1999.
               10.19 Lease dated May 25, 1994 between VBG Towbars AB and VBG Produkter AB. Incorporated by reference to
                              Exhibit 10.19 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.20 Lease Agreement for commercial use between Ellebi S.p.A. and Brink Italia S.r.l. Incorporated by reference to Exhibit 10.20 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.21 Registration Rights Agreement dated September 25, 1997 by and among Advanced Accessory Systems, LLC, AAS Capital Corporation, the Guarantors named therein and Chase Securities, Inc. and First Chicago Capital Markets, Inc. Incorporated by reference to Exhibit 10.21 to AAS' Registration Statement on Form S-4 (File No. 333-49011).
               10.22 Amended and Restated Employment Agreement dated as of March 14, 2001 between Valley Industries, LLC, and Bryan Fletcher.

               EXHIBIT
               NUMBER                     DESCRIPTION
               -------                    -----------

               10.23 Multi-Tenant Industrial Triple Net Lease effective January 1, 2001 between Santa Fe Bayfront Venture, a California general partnership and Valley Industries, LLC a Delaware limited liability company.

               12.1           Statement Re: Computation of ratios

               21.1 Subsidiaries of the Registrant Incorporated by reference to Exhibit 21.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011).

               24.1           Power of Attorney