Form 10-Q
period 2001-03-31
ADVANCED ACCESSORY SYSTEMS LLC
filed 2001-05-03
CIK 1057836

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2001

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from                 to
                                   ---------------    ---------------

                                 --------------


                     COMMISSION FILE NUMBER      333-49011
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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                      INDEX

                                                                                                            Page No.


Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of                                                         1
                March 31, 2001 and December 31, 2000

              Consolidated Condensed Statements of                                                                2
                Operations for the Three Months
                Ended March 31, 2001 and 2000

              Consolidated Condensed Statements of                                                                3
                Cash Flows for the Three Months
                Ended March 31, 2001 and 2000

              Consolidated Condensed Statement of Changes                                                         4
                in Members' Equity for the Three Months
                Ended March 31, 2001

              Notes to Consolidated Condensed Financial                                                           5
                Statements

     Item 2.  Management's Discussion and Analysis of                                                            11
                Financial Condition and Results of
                Operations

     Item 3.  Quantitative and Qualitative Disclosures About                                                     14
                Market Risk

Part II.  Other Information and Signature

     Item 1.  Legal Proceedings                                                                                  15

     Item 2.  Changes in Securities                                                                              15

     Item 3.  Defaults Upon Senior Securities                                                                    15

     Item 4.  Submission of Matters to a Vote of                                                                 15
                Security-Holders

     Item 5.  Other Information                                                                                  15

     Item 6.  Exhibits and Reports on Form 8-K                                                                   15

     Signature                                                                                                   16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ADVANCED ACCESSORY SYSTEMS, LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)


                                                                                   March 31,           December 31,
                                                                                     2001                  2000
ASSETS                                                                           (Unaudited)
Current assets
       Cash                                                                     $       1,978        $        3,315
       Accounts receivable, less reserves
         of $1,802 and $2,140, respectively                                            55,103                42,942
       Inventories
         Raw materials                                                                 17,182                17,746
         Work-in-process                                                                9,287                 7,910
         Finished goods                                                                19,814                18,978
         Reserves                                                                      (2,738)               (2,540)
                                                                                -------------        --------------
       Total inventories                                                               43,545                42,094
       Deferred income taxes                                                            3,174                 1,775
       Other current assets                                                             5,782                 6,874
                                                                                -------------        --------------
                    Total current assets                                              109,582                97,000
Property and equipment, net                                                            55,597                58,232
Goodwill, net                                                                          75,391                77,391
Other intangible assets, net                                                            4,526                 5,030
Deferred income taxes                                                                   1,921                 2,020
Other noncurrent assets                                                                 2,364                 2,824
                                                                                -------------        --------------
                                                                                $     249,381        $      242,497
                                                                                =============        ==============

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Current maturities of long-term debt                                     $      11,676        $       11,811
       Accounts payable                                                                38,772                24,996
       Accrued liabilities                                                             27,569                25,402
                                                                                -------------        --------------
                    Total current liabilities                                          78,017                62,209
                                                                                -------------        --------------

Noncurrent liabilities
       Deferred income taxes                                                            1,288                 1,001
       Other noncurrent liabilities                                                     4,411                 4,557
       Long-term debt, less current maturities                                        155,336               163,824
                                                                                -------------        --------------
                    Total noncurrent liabilities                                      161,035               169,382
                                                                                -------------        --------------

Mandatorily redeemable warrants                                                         5,040                 5,010
                                                                                -------------        --------------

Members' equity
  Class A Units                                                                         7,406                 7,409
  Class A-1 Units                                                                       4,114                 4,117
  Other comprehensive loss                                                               (151)               (1,077)
  Accumulated deficit                                                                  (6,080)               (4,553)
                                                                                -------------        --------------
                                                                                        5,289                 5,896
                                                                                -------------        --------------
                                                                                $     249,381        $      242,497
                                                                                =============        ==============






               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                     2001              2000
           Net sales                                                            $      79,182    $      85,563
           Cost of sales                                                               59,950           62,369
                                                                                -------------    -------------

                  Gross profit                                                         19,232           23,194

           Selling, administrative and
             product development expenses                                              11,731           12,327
           Amortization of intangible assets                                              750              786
                                                                                -------------    -------------

                  Operating income                                                      6,751           10,081
                                                                                -------------    -------------

           Other income (expense)
                  Interest expense                                                     (4,531)          (4,421)
                  Foreign currency loss, net                                           (4,820)          (3,464)
                  Other income (expense)                                                  (44)             315
                                                                                -------------    -------------

           Income (loss) before income taxes                                           (2,644)           2,511
           Benefit for income taxes                                                     1,119            1,112
                                                                                -------------    --------------
           Net income (loss)                                                    $      (1,525)   $       3,623
                                                                                =============    =============



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                    2001                  2000
CASH FLOWS FROM OPERATING
    ACTIVITIES:
       Net income (loss)                                                        $      (1,525)       $        3,623
       Adjustments to reconcile net income (loss) to net
        cash provided by operating activities
         Depreciation and amortization                                                  3,494                 3,493
         Deferred taxes                                                                (1,223)                 (878)
         Foreign currency loss                                                          4,761                 2,898
         Loss on disposal of assets                                                        38                    --
         Changes in assets and liabilities, net                                         1,972                (6,221)
                                                                                -------------        ---------------

         Net cash provided by operating
           activities                                                                   7,517                 2,915
                                                                                -------------        ---------------


CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisition of property and equipment                                           (1,320)               (3,222)
       Acquisitions, net of cash acquired                                                  --                (1,515)
                                                                                -------------        --------------

         Net cash used for investing activities                                        (1,320)               (4,737)
                                                                                -------------        --------------

CASH FLOWS USED FOR FINANCING
    ACTIVITIES:
       Net increase (decrease) in revolving loan                                       (5,343)                1,100
       Collection on note receivable for unit purchase                                     24                    30
       Payments on long-term debt                                                      (2,923)               (4,028)
       Distributions to members                                                            (2)               (1,042)
                                                                                -------------        --------------

         Net cash used for financing activities                                        (8,244)               (3,940)
                                                                                -------------        --------------

       Effect of exchange rate changes                                                    710                   335
                                                                                -------------        --------------
       Net decrease in cash                                                            (1,337)               (5,427)
       Cash at beginning of period                                                      3,315                 8,718
                                                                                -------------        --------------
       Cash at end of period                                                    $       1,978        $        3,291
                                                                                =============        ==============



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                                                Other                              Total
                                                            Members'        comprehensive     Accumulated        members'
                                                             capital            loss            deficit           equity
                                                          -------------    -------------     -------------    -------------
Balance at December 31, 2000                              $      11,526    $      (1,077)    $      (4,553)   $       5,896
Collection on notes receivable for unit purchase                     24               --                --               24
Accretion of membership warrants                                    (30)              --                --              (30)
Distributions to members                                             --               --                (2)              (2)
Currency translation adjustment                                      --              926                --              926
Net loss                                                             --               --            (1,525)          (1,525)
                                                          -------------    -------------     -------------    -------------
Balance at March 31, 2001                                 $      11,520    $        (151)    $      (6,080)   $       5,289
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

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000.

         During 2000, the Company adopted the provisions of the EITF 00-10, "Accounting for Shipping and Handling Revenues and Costs", which requires that all amounts billed to customers related to shipping and handling costs be classified as revenue. In prior years, these costs and the reimbursement of these costs were netted in our financial statements. Accordingly, amounts billed to customers are now included in net sales and the related costs are included in cost of sales in the accompanying statement of operations. There was no impact on net income
         (loss).

         These consolidated condensed financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on March 27, 2001.

2.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the first quarter of 2001 and 2000 of $(599) and $3,997, respectively, includes reported net income (loss) adjusted by the effect of changes in the cumulative translation adjustment.

3.       CONDENSED CONSOLIDATING INFORMATION

         On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4 Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries. The guarantor and non-guarantor subsidiaries for the three months ended March 31, 2001 and 2000 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity, including interest on intercompany debt balances. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at March 31, 2001.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


3.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001

                                                                 GUARANTOR      NON-GUARANTOR   ELIMINATIONS/
                                                   ISSUERS     SUBSIDIARIES     SUBSIDIARIES     ADJUSTMENTS      CONSOLIDATED
                                                ------------  -------------     -------------   --------------    ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   ASSETS
   Current assets
     Cash...................................   $      1,465     $       211      $       302      $        --      $    1,978
     Accounts receivable....................             --          37,453           17,650               --          55,103
     Inventories............................             --          19,370           24,175               --          43,545
     Deferred income taxes and other
      current assets........................             --           5,185            3,771               --           8,956
                                               ------------     -----------      -----------      -----------      ----------
          Total current assets..............          1,465          62,219           45,898               --         109,582
                                               ------------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          34,321           21,276               --          55,597
   Goodwill, net............................          1,015          55,595           18,781               --          75,391
   Intangible assets, net...................          3,849             120              557               --           4,526
   Deferred income taxes and other
     noncurrent assets......................             93           1,718            2,474               --           4,285
   Investment in subsidiaries...............         58,734           9,955               --          (68,689)             --
   Intercompany notes receivable............         87,774              --               --          (87,774)             --
                                               ------------     -----------      -----------      -----------      ----------
          Total assets......................   $    152,930     $   163,928      $    88,986      $  (156,463)     $  249,381
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBER'S
     EQUITY
   Current liabilities
     Current maturities of long-term debt...   $         --     $        --      $    11,676      $        --      $   11,676
     Accounts payable.......................             --          27,685           11,087               --          38,772
     Accrued liabilities and deferred
       income taxes.........................         10,094           6,784           10,691               --          27,569
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........         10,094          34,469           33,454               --          78,017
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities.................          2,003             394            3,302               --           5,699
   Long-term debt, less current maturities..        130,643              --           24,693               --         155,336
   Intercompany debt........................             --          39,380           48,394          (87,774)             --
   Mandatorily redeemable warrants..........          5,040              --               --               --           5,040
   Members' equity..........................          5,150          89,685          (20,857)         (68,689)          5,289
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
            equity..........................   $    152,930     $   163,928      $    88,986      $  (156,463)     $  249,381
                                               ============     ===========      ===========      ===========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


3.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000

                                                                 GUARANTOR      NON-GUARANTOR   ELIMINATIONS/
                                                   ISSUERS     SUBSIDIARIES     SUBSIDIARIES     ADJUSTMENTS      CONSOLIDATED
                                                ------------  -------------     -------------   --------------    ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   ASSETS
   Current assets
     Cash...................................   $      1,153     $       246      $     1,916      $        --      $    3,315
     Accounts receivable....................             --          28,309           14,633               --          42,942
     Inventories............................             --          19,148           22,946               --          42,094
     Deferred income taxes and other
      current assets........................              7           5,180            3,462               --           8,649
                                               ------------     -----------      -----------      -----------      ----------
          Total current assets..............          1,160          52,883           42,957               --          97,000
                                               ------------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          34,830           23,402               --          58,232
   Goodwill, net............................          1,025          56,144           20,222               --          77,391
   Other intangible assets, net.............          3,968             234              828               --           5,030
   Deferred income taxes and other
     noncurrent assets......................             93           2,385            2,366               --           4,844
   Investment in subsidiaries...............         57,615           9,955               --          (67,570)             --
   Intercompany notes receivable............         91,695              --               --          (91,695)             --
                                               ------------     -----------      -----------      -----------      ----------
          Total assets......................   $    155,556     $   156,431      $    89,775      $  (159,265)     $  242,497
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBERS'
     EQUITY
   Current liabilities
     Current maturities of long-term debt...   $         --     $        --      $    11,811      $        --      $   11,811
     Accounts payable.......................             --          16,689            8,307               --          24,996
     Accrued liabilities and deferred
       income taxes.........................          6,799           8,027           10,576               --          25,402
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........          6,799          24,716           30,694               --          62,209
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities.................          2,003             343            3,212               --           5,558
   Long-term debt, less current maturities..        135,976              --           27,848               --         163,824
   Intercompany debt........................             --          46,064           45,631          (91,695)             --
   Mandatorily redeemable warrants..........          5,010              --               --               --           5,010
   Members' equity..........................          5,768          85,308          (17,610)         (67,570)          5,896
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
            equity..........................   $    155,556     $   156,431      $    89,775      $  (159,265)     $  242,497
                                               ============     ===========      ===========      ===========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



3.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS       SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS    CONSOLIDATED
                                                 ----------     ------------   -------------     -------------    ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   56,759     $    22,423        $       --      $   79,182
   Cost of sales............................             --          44,351          15,599                --          59,950
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          12,408           6,824                --          19,232
   Selling, administrative and product
     development expenses...................             82           6,402           5,247                --          11,731
   Amortization of intangible assets........              9             549             192                --             750
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................            (91)          5,457           1,385                --           6,751
   Interest expense.........................          1,638           1,058           1,835                --           4,531
   Equity in income (loss) of subsidiaries..            204              --              --              (204)             --
   Foreign currency loss....................             --              22           4,798                --           4,820
   Other income (expense)...................             --              --             (44)               --             (44)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........         (1,525)          4,377          (5,292)             (204)         (2,644)
   Benefit for income taxes.................             --              --           1,119                --           1,119
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $   (1,525)     $    4,377     $    (4,173)       $     (204)     $   (1,525)
                                                 ==========      ==========     ===========        ==========      ==========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS       SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS    CONSOLIDATED
                                                 ----------     ------------   -------------     -------------    ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   60,249     $    25,314        $       --      $   85,563
   Cost of sales............................             --          45,207          17,162                --          62,369
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          15,042           8,152                --          23,194
   Selling, administrative and product
     development expenses...................            350           6,388           5,589                --          12,327
   Amortization of intangible assets........              9             570             207                --             786
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (359)          8,084           2,356                --          10,081
   Interest expense.........................          1,383           1,155           1,883                --           4,421
   Equity in income (loss) of subsidiaries..          5,365              --              --            (5,365)             --
   Foreign currency loss....................             --              --           3,464                --           3,464
   Other income.............................             --              --             315                --             315
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          3,623           6,929          (2,676)           (5,365)          2,511
   Benefit for income taxes.................             --              --           1,112                --           1,112
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    3,623      $    6,929     $    (1,564)       $   (5,365)     $    3,623
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



3.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                GUARANTOR      NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS     SUBSIDIARIES     SUBSIDIARIES       ADJUSTMENTS    CONSOLIDATED
                                                 ----------   ------------     -------------     -------------   ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities..............................    $    1,712     $   7,423       $   (1,618)        $       --     $    7,517
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --          (774)            (546)                --         (1,320)
                                                 ----------     ---------       ----------         ----------      ---------
       Net cash used for investing
         activities..........................            --          (774)            (546)                --         (1,320)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt.............         3,921        (6,684)           2,763                 --             --
     Net increase in revolving loan..........        (5,343)           --               --                 --         (5,343)
     Collection on note receivable for unit
       purchase..............................            24            --               --                 --             24
     Repayment of debt.......................            --            --           (2,923)                --         (2,923)
     Distributions to members................            (2)           --               --                 --             (2)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash used for financing
         activities..........................        (1,400)       (6,684)            (160)                --         (8,244)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........            --            --              710                 --            710
   Net increase (decrease) in cash...........           312           (35)          (1,614)                --         (1,337)
   Cash at beginning of period...............         1,153           246            1,916                 --          3,315
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $    1,465     $     211       $      302         $       --     $    1,978
                                                 ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




3.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                GUARANTOR      NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS     SUBSIDIARIES     SUBSIDIARIES       ADJUSTMENTS    CONSOLIDATED
                                                 ----------   ------------     -------------     -------------   ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities..............................    $    1,515     $   3,587       $   (2,187)        $       --     $    2,915
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --        (2,884)            (338)                --         (3,222)
     Acquisition, net of cash acquired.......            --        (1,515)              --                 --         (1,515)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash used for investing
         activities..........................            --        (4,399)            (338)                --         (4,737)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt.............          (503)       (5,282)           5,785                 --             --
     Net increase in revolving loan..........            --         1,100               --                 --          1,100
     Collection on note receivable for unit
       purchase..............................            30            --               --                 --             30
     Repayment of debt.......................            --            --           (4,028)                --         (4,028)
     Distributions to members................        (1,042)           --               --                            (1,042)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities................        (1,515)       (4,182)           1,757                 --         (3,940)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........            --            --              335                 --            335
   Net decrease in cash......................            --        (4,994)            (433)                --         (5,427)
   Cash at beginning of period...............            --         5,469            3,249                 --          8,718
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $       --     $     475       $    2,816         $       --     $    3,291
                                                 ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


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

GENERAL

         An affiliate of J.P. Morgan Partners, LLC ("JPMP") and certain members of the Company's management formed the Company in September 1995 to make strategic acquisitions of automotive exterior accessory manufacturers and to integrate those acquisitions into a global enterprise that would be a preferred supplier to the automotive industry.

RECENT ACQUISITIONS

         In February 2000, the Company through Valley Industries, acquired the net assets of Titan Industries, Inc. ("Titan"). Titan is a North American supplier of trailer balls and other towing related accessories to the automotive aftermarket.

         In September 2000, the Company through SportRack Accessories, acquired the net assets of the Wiswall Hill Corporation ("Wiswall Hill" or "Barrecrafters"). Wiswall Hill is a North American supplier of rack systems and accessories to the automotive aftermarket under its popular brand name, Barrecrafters.

         In each instance, the acquisition was accounted for in accordance with the purchase method of accounting and the operating results of the acquired company have been included in the Company's consolidated financial statements since the date of the respective acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

         Net sales. Net sales for the first quarter of 2001 were $79.2 million, representing a decrease of $6.4 million, or 7.5%, compared with net sales for the first quarter of 2000. This decrease resulted primarily from decreased sales to OEM's of approximately $5.1 million resulting from decreased production levels of vehicles compared to the prior year. The North American OEM's reduced vehicle production beginning in the fourth quarter of 2000 and continuing in the first quarter of 2001 in anticipation of lower sales and to address vehicle inventories which had generally grown above acceptable levels. Net sales was also reduced by approximately $1.1 million due to the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries.

         Gross profit. Gross profit for the first quarter of 2001 was $19.2 million, representing a decrease of $4.0 million, or 17.1%, from the gross profit for the first quarter of 2000. This decrease resulted from the decrease in net sales and a decrease in the gross margin percentage. Gross profit as a percentage of net sales was 24.3% in the first quarter of 2001 compared to 27.1% in the first quarter of 2000. The decrease in the gross margin percentage is attributable to the effects of spreading fixed costs over a lower sales base and a change in the mix of products sold being weighted more toward lower margin products than in the prior year.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first quarter of 2001 were $11.7 million, representing a decrease of $596,000, or 4.8%, over the selling, administrative and product development expenses for the first quarter of 2000. Selling, administrative and product development expenses as a percentage of net sales increased to 14.8% in the first quarter of 2001 from 14.4% in the first quarter of 2000.

         Operating income. Operating income for the first quarter of 2001 was $6.8 million, a decrease of $3.3 million, or 33.0%, from operating income for the first quarter of 2000 reflecting the decrease in gross profit and offset by the decrease in selling, administrative and product development expenses. Operating income as a percentage of net sales decreased to 8.5% in the first quarter of 2001 from 11.8% in the first quarter of 2000.

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

         Interest expense. Interest expense for the first quarter of 2001 was $4.5 million, which was $110,000 higher than interest expense for the first quarter of 2000. In the first quarter of 2001, higher interest rates charged on the Company's variable rate indebtedness was partially offset by lower interest expense resulting from reduced average borrowings.

         Foreign currency loss. Foreign currency loss in the first quarter of 2001 was $4.8 million, compared to a foreign currency loss of $3.5 million in the first quarter of 2000. The Company's foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. Dollars including intercompany debt and a portion of the loans under the Company's Second Amended and Restated Credit Agreement. During the first quarter of 2001 and the first quarter of 2000, the U.S. Dollar strengthened significantly in relation to the European Euro, the functional currency of Brink.

         Benefit for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the first quarter of 2001, the Company had a loss before income taxes for its taxable subsidiaries totaling $5.2 million and recorded a benefit for income taxes of $1.1 million. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories recorded during 2001 and differences in the tax rates of foreign countries. During the first quarter of 2000, the Company had a loss before income taxes for its taxable subsidiaries totaling $2.7 million and recorded a benefit for income taxes of $1.1 million.

         Net income (loss). Net loss for the first quarter of 2001 was $(1.5) million, as compared to a net income of $3.6 million in the first quarter of 2000, a change of $5.1 million. The change in net income (loss) is primarily attributable to the decrease in operating income and the increase in the foreign currency loss recorded in the first quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at March 31, 2001 was $167.0 million including current maturities of $11.7 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement ("U.S. Credit Facility").

WORKING CAPITAL AND CASH FLOWS

         Working capital and key elements of the consolidated statement of cash flows are:

                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2001            2000
                                                                              --------------   -------------
                                                                                       (IN THOUSANDS)
                    Working Capital........................................       $ 31,565         $ 34,791

                                                                                        FIRST QUARTER
                                                                                   2001             2000
                                                                              --------------   --------------
                                                                                       (IN THOUSANDS)
                    Cash flows provided by operating activities............       $  7,517         $  2,915

                    Cash flows (used for) investing activities.............       $ (1,320)        $ (4,737)

                    Cash flows (used for) financing activities.............       $ (8,244)        $ (3,940)

Working capital

         Working capital decreased by $3.2 million to $31.6 million at March 31, 2001 from $34.8 million at December 31, 2000 due to increases in accounts payable and accrued liabilities of $14.4 million and $2.1 million, respectively, and due to decreases in cash and other current assets of $1.3 million and $856,000, respectively. Working capital was further reduced by $2.2 million due to the

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

effects of declining currency exchange rates for the functional currencies of the Company's foreign subsidiaries. These decreases were partially offset by increases in accounts receivable, inventories and current deferred tax assets of $13.2 million, $3.0 million and $1.4 million, respectively.

         Cash decreased by $1.3 million to $2.0 million at March 31, 2001 from $3.3 million at December 31, 2000 primarily due to cash used for financing and investing activities of $8.2 million and $1.3 million, respectively, partially offset by cash provided by operating activities of $7.5 million. Increases in accounts receivable and inventory were attributable to increased sales levels in the first quarter of 2001 as compared with the fourth quarter of 2000. Increases in accounts payable and accrued liabilities during the quarter reflected increased purchasing activities to support the increased sales volume. Differences in sales levels between the two consecutive quarters are partly due to seasonal cycles and increased sales to OEM's. Accrued liabilities increased as a result of an increase of $3.0 million in accrued interest for the Company's Notes as compared with amounts recorded as of December 31, 2000.

Operating Activities

         Cash flow provided by operating activities for the first quarter of 2001 was $7.5 million, compared to $2.9 million in the first quarter of 2000. Cash flow for the first quarter of 2001 increased primarily due to changes in working capital items other than cash during the first quarter of 2001 as compared with an increase for the first quarter of 2000. This was offset by reduced operating income during the first quarter of 2001 compared with the first quarter of 2000.

Investing Activities

         During the first quarter of 2001 and 2000, investing cash flows include acquisitions of property and equipment of $1.3 million and $3.2 million, respectively, and were primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's ability to make capital expenditures is subject to restrictions in the U.S. Credit Facility, including a maximum of $12.5 million of capital expenditures annually.

         Investing cash flows for the first quarter of 2000 also included $1.5 million paid to acquire the net assets of Titan Industries, Inc. on February 22, 2000.

Financing Activities

         During the first quarter of 2001 and 2000, financing cash flows included scheduled payments of principal on the Company's term indebtedness of $2.9 million and $4.0 million, respectively. Distributions to members, representing amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members, were not significant during the first quarter of 2001 and were $1.0 million for the first quarter of 2000. Financing cash flows during the first quarter of 2001 also included net repayments under the company's revolving loans of $5.3 million.

DEBT AND CREDIT SOURCES

         The Company's indebtedness was $167.0 million and $175.6 million at March 31, 2001 and December 31, 2000, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities. As of March 31, 2001, the Company had borrowings under the revolving credit facilities totaling $6.0 million and had $12.6 million of available borrowing capacity. Borrowing availability was reduced by a $6.4 million outstanding letter of credit issued to benefit plaintiffs in a lawsuit against the Company. As of March 31, 2001, the Company was in compliance with the various covenants under the debt agreements pursuant to which it has borrowed or may borrow money and believes the Company will remain in compliance with such covenants through the period ending March 31, 2002. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the Revolving Credit Facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

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

    The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, the Czech Republic and, Italy. Net sales from international operations during the first quarter 2001 were approximately $22.4 million, or 28.3% of the Company's net sales. At March 31, 2001, assets associated with these operations were approximately 35.6% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. Dollar of approximately $6.5 million.

    The Company's international operations may be subject to volatility because of currency fluctuations, inflation and changes in political and economic conditions in these countries. Most of the revenues and costs and expenses of the Company's operations in these countries are denominated in the local currencies. The financial position and results of operations of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Certain of the Company's foreign subsidiaries have debt denominated in currencies other than their functional currency. As the exchange rates between the currency of the debt and the subsidiaries functional currency change, the Company is subject to foreign currency gains and losses.

    The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at March 31, 2001 and does not use derivative financial instruments for trading or speculative purposes.


NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company adopted this statement at the beginning of fiscal 2001. This pronouncement did not have a material impact on the Company's results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable as there have been no changes since that reported in the Company's annual report on Form 10-K filed with the commission on March 27, 2001.

                         ADVANCED ACCESSORY SYSTEMS, LLC



                    PART II. OTHER INFORMATION AND SIGNATURE

Item 1.  Legal Proceedings

         Gibbs vs. AAS: In February 1996, the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and the individuals' respective Employment Agreements with the predecessor of the Company. In March 1996, the individuals filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase Agreement and their respective Employment Agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. The Company plans to file an appeal once a judgment is entered by the court.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security-Holders

         None

Items 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         None

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




                                               ADVANCED ACCESSORY SYSTEMS, LLC
                                               (Registrant)




Date: May 3, 2001                              /s/ BARRY G. STEELE
                                               ---------------------------
                                               Barry G. Steele
                                               Corporate Controller
                                               (chief accounting officer
                                               and authorized signatory)