Form 10-Q
period 2001-06-30
ADVANCED ACCESSORY SYSTEMS LLC
filed 2001-08-14
CIK 1057836

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2001

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to
                                        ---------------    ----------------

                                 --------------


                       COMMISSION FILE NUMBER    333-49011
                                               -------------

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

                             Yes |X|          No | |


================================================================================

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                      INDEX

                                                                                         Page No.

Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of                                      1
                June 30, 2001 and December 31, 2000

              Consolidated Condensed Statements of Income                                      2
                for the Three and Six Months Ended
                June 30, 2001 and 2000

              Consolidated Condensed Statements of                                             3
                Cash Flows for the Six Months
                Ended June 30, 2001 and 2000

              Consolidated Condensed Statement of Changes                                      4
                in Members' Equity for the Six Months
                Ended June 30, 2001

              Notes to Consolidated Condensed Financial                                        5
                Statements

     Item 2.  Management's Discussion and Analysis of                                         13
                Financial Condition and Results of
                Operations

     Item 3.  Quantitative and Qualitative Disclosures About                                  19
                Market Risk

Part II.  Other Information and Signature

     Item 1.  Legal Proceedings                                                               19

     Item 2.  Changes in Securities                                                           19

     Item 3.  Defaults Upon Senior Securities                                                 19

     Item 4.  Submission of Matters to a Vote of                                              19
                Security-holders

     Item 5.  Other Information                                                               19

     Item 6.  Exhibits and Reports on Form 8-K                                                19

     Signature                                                                                20


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ADVANCED ACCESSORY SYSTEMS, LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                     June 30,       December 31,
                                                       2001             2000
ASSETS                                             (Unaudited)
Current assets
       Cash                                         $   2,624       $   3,315
       Accounts receivable, less reserves
         of $1,751 and $2,140, respectively            60,526          42,942
       Inventories
         Raw materials                                 16,205          17,746
         Work-in-process                                8,515           7,910
         Finished goods                                17,607          18,978
         Reserves                                      (2,845)         (2,540)
                                                    ---------       ---------
       Total inventory                                 39,482          42,094
       Deferred income taxes                            3,498           1,775
       Other current assets                             5,928           6,874
                                                    ---------       ---------
                    Total current assets              112,058          97,000

Property and equipment, net                            53,629          58,232
Goodwill, net                                          74,036          77,391
Other intangible assets, net                            4,333           5,030
Deferred income taxes                                   1,998           2,020
Other noncurrent assets                                 2,369           2,824
                                                    ---------       ---------
                                                    $ 248,423       $ 242,497
                                                    =========       =========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Current maturities of long-term debt         $  42,356       $  11,811
       Accounts payable                                37,525          24,996
       Accrued liabilities                             23,984          25,402
       Mandatorily redeemable warrants                  5,070              --
                                                    ---------       ---------
                    Total current liabilities         108,935          62,209
                                                    ---------       ---------

Noncurrent liabilities
       Deferred income taxes                            1,296           1,001
       Other noncurrent liabilities                     4,433           4,557
       Long-term debt, less current maturities        124,653         163,824
                                                    ---------       ---------
       Total noncurrent liabilities                   130,382         169,382
                                                    ---------       ---------
Mandatorily redeemable warrants                            --           5,010
                                                    ---------       ---------

Members' equity
  Class A Units                                         7,408           7,409
  Class A-1 Units                                       4,117           4,117
  Other comprehensive loss                               (835)         (1,077)
  Accumulated deficit                                  (1,584)         (4,553)
                                                    ---------       ---------
                                                        9,106           5,896
                                                    ---------       ---------
                                                    $ 248,423       $ 242,497
                                                    =========       =========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                             Three Months Ended               Six Months Ended
                                                   June 30,                       June 30,
                                             2001           2000             2001           2000


Net sales                                 $  88,911       $  93,273       $ 168,093       $ 178,836
Cost of sales                                66,380          67,360         126,330         129,729
                                          ---------       ---------       ---------       ---------

       Gross profit                          22,531          25,913          41,763          49,107

Selling, administrative and
  product development expenses               11,345          11,571          23,076          23,898
Amortization of intangible assets               748             726           1,498           1,512
                                          ---------       ---------       ---------       ---------

       Operating income                      10,438          13,616          17,189          23,697
                                          ---------       ---------       ---------       ---------

Other income (expense)
       Interest expense                      (4,510)         (4,542)         (9,041)         (8,963)
       Foreign currency loss, net            (1,223)           (490)         (6,043)         (3,954)
       Other expense                            (17)           (316)            (61)             (1)
                                          ---------       ---------       ---------       ---------

Income before income taxes                    4,688           8,268           2,044          10,779

Provision (benefit) for income taxes            192           1,120            (927)              8
                                          ---------       ---------       ---------       ---------

Net income                                $   4,496       $   7,148       $   2,971       $  10,771
                                          =========       =========       =========       =========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                Six Months Ended
                                                                     June 30,
                                                               2001           2000
CASH FLOWS FROM OPERATING
    ACTIVITIES:
       Net income                                            $  2,971       $ 10,771
       Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                          6,938          7,057
         Loss on disposal of property and equipment                37              2
         Deferred taxes                                        (1,593)          (585)
         Foreign currency loss                                  5,957          2,971
         Changes in assets and liabilities, net                (5,008)       (11,225)
                                                             --------       --------
       Net cash provided by operating
         activities                                             9,302          8,991
                                                             --------       --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisition of property and equipment                   (2,317)        (5,605)
       Acquisition, net of cash acquired                           --         (1,515)
                                                             --------       --------

         Net cash used for investing activities                (2,317)        (7,120)
                                                             --------       --------

CASH FLOWS USED FOR FINANCING
    ACTIVITIES:
       Net increase (reduction) in revolving loan              (3,343)         6,286
       Collection on notes receivable for unit purchase            59             65
       Payments on long-term debt                              (5,192)        (8,086)
       Distributions to members                                    (2)        (5,163)
                                                             --------       --------

         Net cash used for financing activities                (8,478)        (6,898)
                                                             --------       --------

       Effect of exchange rate changes                            802            926
                                                             --------       --------
       Net decrease in cash                                      (691)        (4,101)

       Cash at beginning of period                              3,315          8,718
                                                             --------       --------

       Cash at end of period                                 $  2,624       $  4,617
                                                             ========       ========


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                Other                             Total
                                                             Members'      comprehensive     Accumulated        members'
                                                             Capital            loss            deficit           equity
                                                          -------------    -------------     -------------    -------------

Balance at December 31, 2000                              $      11,526    $      (1,077)    $      (4,553)   $       5,896
Collection on notes receivable for unit purchase                     59               --                --               59
Accretion of membership warrants                                    (60)              --                --              (60)
Distributions to members                                             --               --                (2)              (2)
Currency translation adjustment                                      --              242                --              242
Net income                                                           --               --             2,971            2,971
                                                          -------------    -------------     -------------    -------------
Balance at June 30, 2001                                  $      11,525    $        (835)    $      (1,584)   $       9,106
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

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and its cash flows for the six months ended June 30, 2001 and 2000.

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

2.       COMPREHENSIVE INCOME

         Comprehensive income for the second quarter of 2001 and 2000 of $3,812 and $7,261, respectively, and for the first half of 2001 and 2000 of $3,213 and $11,258, respectively, includes reported net income adjusted by the effect of changes in the cumulative translation adjustment.

3.       MANDATORILY REDEEMABLE WARRANTS

         Effective June 30, 2001, the Company adopted Emerging Issues Task Force
         (EITF) Consensus 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'". Accordingly, based upon the terms of the warrants, the Company has reclassified the mandatorily redeemable warrants to a component of current liabilities. Future accretion will be included in the determination of net income or loss for each reporting period.

4.       DEBT

         Effective as of June 30, 2001 the Company entered into amendment No. 8 to the Second Amended and Restated Credit Agreement under which certain financial covenants for the quarter ending June 30, 2001 were amended and the applicable interest rate margins for each of the underlying loans were increased by 0.25% effective as of August 13, 2001 with a further 0.50% increase to be effective as of September 16, 2001. The amendment did not modify financial covenants for any future quarters. After giving effect to the amendment, the Company was in compliance with the covenants under its various debt agreements. Unless the Company obtains further amendments or waivers of its existing credit facilities or is able to refinance such credit facilities, the Company believes it is probable that it will not be in compliance with one or more of the financial covenants as of September 30, 2001. Accordingly, the related debt has been reclassified from non-current to current, effective June 30, 2001.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION

         On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4 Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries. The guarantor and non-guarantor subsidiaries for the three and six months ended June 30, 2001 and 2000 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity and interest on intercompany debt balances. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at June 30, 2001.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2001

                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                               ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                           --------------  -------------  -----------------  --------------  ------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
Current assets
  Cash...................................    $       655     $       607      $     1,362      $        --      $    2,624
  Accounts receivable....................             --          39,435           21,091               --          60,526
  Inventories............................             --          17,482           22,000               --          39,482
  Deferred income taxes and other
   current assets........................            103           4,494            4,829               --           9,426
                                             -----------     -----------      -----------      -----------      ----------
       Total current assets..............            758          62,018           49,282               --         112,058
                                             -----------     -----------      -----------      -----------      ----------
Property and equipment, net..............             --          33,450           20,179               --          53,629
Goodwill, net............................          1,005          55,036           17,995               --          74,036
Intangible assets, net...................          3,725             100              508               --           4,333
Deferred income taxes and other
  noncurrent assets......................             93           1,767            2,507               --           4,367
Investment in subsidiaries...............         64,721           9,955               --          (74,676)             --
Intercompany notes receivable............         84,453              --               --          (84,453)             --
                                            ------------     -----------      -----------      -----------      ----------
       Total assets......................   $    154,755     $   162,326      $    90,471      $  (159,129)     $  248,423
                                            ============     ===========      ===========      ===========      ==========

LIABILITIES AND MEMBERS'
  EQUITY
Current liabilities
  Current maturities of long-term debt...   $      8,000     $        --      $    34,356      $        --      $   42,356
  Accounts payable.......................             --          26,906           10,619               --          37,525
  Accrued liabilities and deferred
    income taxes.........................          6,054           7,241           10,689               --          23,984
Mandatorily redeemable warrants..........          5,070              --               --               --           5,070
                                            ------------     -----------      -----------      -----------      ----------
       Total current liabilities.........         19,124          34,147           55,664               --         108,935
                                            ------------     -----------      -----------      -----------      ----------
Deferred income taxes and other
  noncurrent liabilities.................          2,003             445            3,281               --           5,729
Long-term debt, less current maturities..        124,653              --               --               --         124,653
Intercompany debt........................             --          31,930           52,523          (84,453)             --
Members' equity..........................          8,975          95,804          (20,997)         (74,676)          9,106
                                            ------------     -----------      -----------      -----------      ----------
       Total liabilities and members'
         equity..........................   $    154,755     $   162,326      $    90,471       $ (159,129)     $  248,423
                                            ============     ===========      ===========      ===========      ==========


                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000

                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                               ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                           --------------  -------------  -----------------  --------------  ------------
                                                                    (Dollar amounts in thousands)
ASSETS
Current assets
  Cash...................................    $     1,153     $       246      $     1,916      $        --      $    3,315
  Accounts receivable....................             --          28,309           14,633               --          42,942
  Inventories............................             --          19,148           22,946               --          42,094
  Deferred income taxes and other
   current assets........................              7           5,180            3,462               --           8,649
                                             -----------     -----------      -----------      -----------      ----------
       Total current assets..............          1,160          52,883           42,957               --          97,000
                                             -----------     -----------      -----------      -----------      ----------
Property and equipment, net..............             --          34,830           23,402               --          58,232
Goodwill, net............................          1,025          56,144           20,222               --          77,391
Other intangible assets, net.............          3,968             234              828               --           5,030
Deferred income taxes and other
  noncurrent assets......................             93           2,385            2,366               --           4,844
Investment in subsidiaries...............         57,615           9,955               --          (67,570)             --
Intercompany notes receivable............         91,695              --               --          (91,695)             --
                                            ------------     -----------      -----------      -----------      ----------
       Total assets......................   $    155,556     $   156,431      $    89,775      $  (159,265)     $  242,497
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
                                            ============     ===========      ===========      ===========      ==========


                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                               ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                           --------------  -------------  -----------------  --------------  ------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Net sales................................     $       --      $   61,861     $    27,050        $       --      $   88,911
Cost of sales............................             --          48,327          18,053                --          66,380
                                              ----------      ----------     -----------        ----------      ----------
  Gross profit...........................             --          13,534           8,997                --          22,531
Selling, administrative and product
  development expenses...................             66           6,134           5,145                --          11,345
Amortization of intangible assets........              9             558             181                --             748
                                              ----------      ----------     -----------        ----------      ----------
  Operating income (loss)................            (75)          6,842           3,671                --          10,438
Interest expense.........................          2,092             723           1,695                --           4,510
Equity in income of subsidiaries.........          6,663              --              --            (6,663)             --
Foreign currency loss....................             --             (22)          1,245                --           1,223
Other income (expense)...................             --             (22)              5                --             (17)
                                              ----------      ----------     -----------        ----------      ----------
Income before income taxes...............          4,496           6,119             736            (6,663)          4,688
Provision for income taxes...............             --              --             192                --             192
                                              ----------      ----------     -----------        ----------      ----------
Net income...............................     $    4,496      $    6,119     $       544        $   (6,663)     $    4,496
                                              ==========      ==========     ===========        ==========      ==========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                               ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                           --------------  -------------  -----------------  --------------  ------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Net sales................................     $       --      $   64,363     $    28,910        $       --      $   93,273
Cost of sales............................             --          48,935          18,425                --          67,360
                                              ----------      ----------     -----------        ----------      ----------
  Gross profit...........................             --          15,428          10,485                --          25,913
Selling, administrative and product
  development expenses...................            142           6,276           5,153                --          11,571
Amortization of intangible assets........              9             528             189                --             726
                                              ----------      ----------     -----------        ----------      ----------
  Operating income (loss)................           (151)          8,624           5,143                --          13,616
Interest expense.........................          1,514           1,189           1,839                --           4,542
Equity in income of subsidiaries.........          8,813              --              --            (8,813)             --
Foreign currency loss....................             --              --             490                --             490
Other income (expense)...................             --            (309)             (7)               --            (316)
                                              ----------      ----------     -----------        ----------      ----------
Income before income taxes...............          7,148           7,126           2,807            (8,813)          8,268
Provision for income taxes...............             --              --           1,120                --           1,120
                                              ----------      ----------     -----------        ----------      ----------
Net income...............................     $    7,148      $    7,126     $     1,687        $   (8,813)     $    7,148
                                              ==========      ==========     ===========        ==========      ==========


                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                               ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                           --------------  -------------  -----------------  --------------  ------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Net sales................................     $       --      $  118,620     $    49,473        $       --      $  168,093
Cost of sales............................             --          92,678          33,652                --         126,330
                                              ----------      ----------     -----------        ----------      ----------
  Gross profit...........................             --          25,942          15,821                --          41,763
Selling, administrative and product
  development expenses...................            148          12,536          10,392                --          23,076
Amortization of intangible assets........             18           1,107             373                --           1,498
                                              ----------      ----------     -----------        ----------      ----------
  Operating income (loss)................           (166)         12,299           5,056                --          17,189
Interest expense.........................          3,730           1,781           3,530                --           9,041
Equity in income of subsidiaries.........          6,867              --             --             (6,867)             --
Foreign currency loss....................             --              --           6,043                --           6,043
Other income (expense)...................             --             (22)            (39)               --             (61)
                                              ----------      ----------     -----------        ----------      ----------
Income before income taxes...............          2,971          10,496          (4,556)           (6,867)          2,044
Benefit for income taxes.................             --              --             927                --             927
                                              ----------      ----------     -----------        ----------      ----------
Net income...............................     $    2,971      $   10,496     $    (3,629)       $   (6,867)     $    2,971
                                              ==========      ==========     ===========        ==========      ==========




                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                               ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                           --------------  -------------  -----------------  --------------  ------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Net sales................................     $       --      $  124,612     $    54,224        $       --      $  178,836
Cost of sales............................             --          94,142          35,587                --         129,729
                                              ----------      ----------     -----------        ----------      ----------
  Gross profit...........................             --          30,470          18,637                --          49,107
Selling, administrative and product
  development expenses...................            492          12,664          10,742                --          23,898
Amortization of intangible assets........             18           1,098             396                --           1,512
                                              ----------      ----------     -----------        ----------      ----------
  Operating income (loss)................           (510)         16,708           7,499                --          23,697
Interest expense.........................          2,897           2,344           3,722                --           8,963
Equity in income of subsidiaries.........         14,178              --             --            (14,178)             --
Foreign currency loss....................             --              --           3,954                --           3,954
Other income (expense)...................             --            (309)            308                --              (1)
                                              ----------      ----------     -----------        ----------      ----------
Income before income taxes...............         10,771          14,055             131           (14,178)         10,779
Provision for income taxes...............             --              --               8                --               8
                                              ----------      ----------     -----------        ----------      ----------
Net income...............................     $   10,771      $   14,055     $       123        $  (14,178)     $   10,771
                                              ==========      ==========     ===========        ==========      ==========


                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                 ISSUERS    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                             ------------  -------------  -----------------  --------------  ------------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
Net cash provided by (used for) operating
  activities..............................    $   (4,454)    $  15,717       $   (1,961)        $       --     $    9,302
                                              ----------     ---------       ----------         ----------     ----------

Cash flows from investing activities:
  Acquisition of property and
    equipment.............................            --        (1,222)          (1,095)                --         (2,317)
                                              ----------     ---------       ----------         ----------     ----------
    Net cash used for investing activities            --        (1,222)          (1,095)                --         (2,317)
                                              ----------     ---------       ----------         ----------     ----------
Cash flows from financing activities:
  Change in intercompany debt.............         7,242       (14,134)           6,892                 --             --
  Decrease in revolving loan..............        (3,343)           --               --                 --         (3,343)
  Collection on notes receivable for unit
    purchase..............................            59            --               --                 --             59
  Repayment of debt.......................            --            --           (5,192)                --         (5,192)
  Distributions to members................            (2)           --               --                 --             (2)
                                              ----------     ---------       ----------         ----------     ----------
    Net cash provided by (used for)
      financing activities................         3,956       (14,134)           1,700                 --         (8,478)
                                              ----------     ---------       ----------         ----------     ----------

Effect of exchange rate changes...........            --            --              802                 --            802
                                              ----------     ---------       ----------         ----------      ---------
Net increase (decrease) in cash...........          (498)          361             (554)                --           (691)
Cash at beginning of period...............         1,153           246            1,916                 --          3,315
                                              ----------     ---------       ----------         ----------     ----------
Cash at end of period.....................    $      655     $     607       $    1,362         $       --     $    2,624
                                              ==========     =========       ==========         ==========     ==========


                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                 ISSUERS    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                             ------------  -------------  -----------------  --------------  ------------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
Net cash provided by (used for) operating
  activities..............................    $   (3,051)    $  11,415       $      627         $       --     $    8,991
                                              ----------     ---------       ----------         ----------     ----------

Cash flows from investing activities:
  Acquisition of property and
    equipment.............................            --        (4,737)            (868)                --         (5,605)
  Acquisition, net of cash acquired......             --        (1,515)              --                 --         (1,515)
                                              ----------     ---------       ----------         ----------     ----------
    Net cash used for investing activities            --        (6,252)            (868)                --         (7,120)
                                              ----------     ---------       ----------         ----------     ----------
Cash flows from financing activities:
  Change in intercompany debt.............         2,361       (10,593)           8,232                 --             --
  Increase in revolving loan..............         6,286            --               --                 --          6,286
  Collection on notes receivable for unit
    purchase..............................            65            --               --                 --             65
  Repayment of debt.......................            --            --           (8,086)                --         (8,086)
  Distributions to members................        (5,163)           --               --                 --         (5,163)
                                              ----------     ---------       ----------         ----------     ----------
    Net cash provided by (used for)
      financing activities................         3,549       (10,593)             146                 --         (6,898)
                                              ----------     ---------       ----------         ----------     ----------

Effect of exchange rate changes...........            --            --              926                 --            926
                                              ----------     ---------       ----------         ----------      ---------
Net increase (decrease) in cash...........           498        (5,430)             831                 --         (4,101)
Cash at beginning of period...............            --         5,469            3,249                 --          8,718
                                              ----------     ---------       ----------         ----------     ----------
Cash at end of period.....................    $      498     $      39       $    4,080         $       --     $    4,617
                                              ==========     =========       ==========         ==========     ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000.

         Net sales. Net sales for the second quarter of 2001 were $88.9 million, representing a decrease of $4.4 million, or 4.7%, over net sales for the second quarter of 2000. This decrease resulted primarily from decreased sales to OEMs of approximately $3.8 million resulting from decreased production levels of vehicles compared to the prior year. Net sales was also reduced by approximately $1.5 million due to the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries.

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

         Gross profit. Gross profit for the second quarter of 2001 was $22.5 million, representing a decrease of $3.4 million, or 13.1%, over the gross profit for the second quarter of 2000. This decrease resulted from the decrease in net sales and a decrease in the gross margin percentage. Gross profit as a percentage of net sales was 25.3% in the second quarter of 2001 compared to 27.8% in the second quarter of 2000. The decrease in the gross margin percentage is attributable to the effects of spreading fixed costs over a lower sales base, lower gross margin for North American towing products and proportionately lower sales for Brink which has a greater gross margin percentage as compared with the Company as a whole. Reduced sales for Brink are attributable to the decline in the exchange rate between the European Euro and the U.S. Dollar for the second quarter of 2001 compared with the second quarter of 2000.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the second quarter of 2001 were $11.3 million, representing a decrease of $226,000, or 2.0%, compared with the selling, administrative and product development expenses for the second quarter of 2000. Selling, administrative and product development expenses as a percentage of net sales increased to 12.8% in the second quarter of 2001 from 12.4% in the second quarter of 2000. This increase is the result of spreading fixed costs over a lower sales base.

         Operating income. Operating income for the second quarter of 2001 was $10.4 million, a decrease of $3.2 million, or 23.3%, over operating income for the second quarter of 2000 due to decreased gross profit offset partially by decreased selling, administrative and product development expenses. Operating income as a percentage of net sales decreased to 11.7% in the second quarter of 2001 from 14.6% in the second quarter of 2000 due to the decrease in the gross margin percentage and the increase in the percentage of selling, administrative and product development expenses to sales.

         Interest expense. Interest expense for the second quarter of 2001 was $4.5 million, which was approximately the same as interest expense for the second quarter of 2000. Higher interest expense attributable to increased interest rates on the Company's variable rate debt offset the lower average indebtedness for the period.

         Foreign currency loss. Foreign currency loss in the second quarter of 2001 was $1.2 million, compared to a foreign currency loss of $490,000 in the second quarter of 2000. The Company's foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. Dollars. During the second quarter of 2001 and the second quarter of 2000, the U.S. Dollar strengthened in relation to the European Euro, the functional currency of Brink. This U.S. Dollar strengthening was more significant during the second quarter of 2001 than the second quarter of 2000.

         Provision for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the second quarter of 2001, the Company had a loss before income taxes for its taxable subsidiaries totaling $1.9 million. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries. During the second quarter of 2000, the Company had income before income taxes for its taxable subsidiaries totaling $2.8 million and recorded a provision for income taxes of $1.1 million.

         Net income. Net income for the second quarter of 2001 was $4.5 million, as compared to net income of $7.1 million in the second quarter of 2000, a decrease of $2.7 million. The change in net income is primarily attributable to decreased operating income and increased foreign currency loss in the second quarter of 2001.

SIX MONTHS ENDED JUNE 31, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

         Net sales. Net sales for the first half of 2001 were $168.1 million, representing a decrease of $10.7 million, or 6.0%, over net sales for the first half of 2000. This decrease resulted from decreased sales to OEMs of approximately $9.1 million and the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries totaling $2.8 million. The North American OEMs reduced vehicle production beginning in the fourth quarter of 2000 and continuing in the first half of 2001 in response to lower sales of new vehicles in the North American automotive market. Partially offsetting these declines were higher sales to the automotive aftermarket totaling $1.2 million.

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

         Gross profit. Gross profit for the first half of 2001 was $41.8 million, representing a decrease of $7.3, or 15.0%, over the gross profit for the first half of 2000. This decrease resulted from the decrease in net sales and a decrease in the gross margin percentage. Gross profit as a percentage of net sales was 24.8% in the first half of 2001 compared to 27.5% in the first half of 2000. The decrease in the gross margin percentage is attributable to the effects of spreading fixed costs over a lower sales base, lower gross margin for North American towing products and proportionately lower sales for Brink which has a greater gross margin percentage as compared with the Company as a whole. Reduced sales for Brink are attributable to the decline in the exchange rate between the European Euro and the U.S. Dollar for the first half of 2001 compared with the first half of 2000.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first half of 2001 were $23.1 million, representing a decrease of $822,000, or 3.4%, compared with the selling, administrative and product development expenses for the first half of 2000. Selling, administrative and product development expenses as a percentage of net sales increased to 13.7% in the first half of 2001 from 13.4% in the first half of 2000. This increase is the result of spreading fixed costs over a lower sales base.

         Operating income. Operating income for the first half of 2001 was $17.2 million, a decrease of $6.5 million, or 27.5%, over operating income for the first half of 2000. Operating income as a percentage of net sales decreased to 10.2% in the first half of 2001 from 13.3% in the first half of 2000 due to the decrease in the gross margin percentage and the increase in the percentage of selling, administrative and product development expenses to sales.

         Interest expense. Interest expense for the first half of 2001 was $9.0 million, which was approximately the same as interest expense for the first half of 2000. Higher interest expense attributable to increased interest rates on the Company's variable rate debt offset the lower average indebtedness for the period.

         Foreign currency loss. Foreign currency loss in the first half of 2001 was $6.1 million, compared to a foreign currency loss of $4.0 million in the first half of 2000. The Company's foreign currency loss is primarily related to the Brink which has indebtedness denominated in U.S. Dollars. During the first half of 2001 and 2000 the U.S. Dollar strengthened in relation to the European Euro, the functional currency of Brink. This U.S. Dollar strengthening was more significant during the second quarter of 2001 than the second quarter of 2000.

         Provision (Benefit) for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the first half of 2001, the Company had a loss before income taxes for its taxable subsidiaries totaling $4.6 million and recorded a benefit for income taxes of $927,000. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries. During the first half of 2000, the Company had a loss before income taxes for its taxable subsidiaries totaling $131,000.

         Net income. Net income for the first half of 2001 was $3.0 million, as compared to net income of $10.8 million in the first half of 2000, a decrease of $7.8 million. The decrease in net income is primarily attributable to decreased operating income and the increased foreign currency loss.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at June 30, 2001 was $167.0 million including current maturities of $42.4 million. The Company expects to be able to meet its liquidity requirements in the next fiscal quarter through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement ("U.S. Credit Facility") as amended or other financing sources, see "Debt and Credit Sources" below.

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

WORKING CAPITAL AND CASH FLOWS

         Working capital and key elements of the consolidated statement of cash flows are (in thousands):

                                                              JUNE 30,      DECEMBER 31,
                                                                2001            2000
                                                          --------------   -------------
Working Capital........................................       $  3,123         $ 34,791

                                                                     FIRST HALF
                                                                2001             2000
                                                          --------------   -------------
Cash flows provided by operating activities............       $  9,302         $  8,991

Cash flows (used for) investing activities.............       $ (2,317)        $ (7,120)

Cash flows (used for) financing activities.............       $ (8,478)        $ (6,898)

Working capital

         Working capital decreased by $31.7 million to $3.1 million at June 30, 2001 from $34.8 million at December 31, 2000 due to an increase in the current portion of long term debt of $30.5 million, an increase in accounts payable of $12.9 million, a reclassification of mandatorily redeemable warrants as a component of current liabilities of $5.1 million, a decrease in inventory of $702,000, a decrease in cash of $691,000 and a decrease of $1.3 million related to a decrease in the exchange rate between the functional currencies of the Company's foreign subsidiaries and the U.S. Dollar. These were partially offset by an increase in accounts receivable of $19.2 million and a decrease in accrued liabilities of $366,000.

         See "Debt and Credit Sources" below for a discussion about the increase in the current portion of long term debt. Increases in accounts receivable were attributable to increased sales levels in the second quarter of 2001 as compared with the fourth quarter of 2000. Increases in accounts payable during the first six months of 2001 reflected increased purchasing activities to support the increased sales volume.

Operating activities

         Cash flow provided by operating activities for the first half of 2001 was $9.3 million, compared to $9.0 million in the first half of 2000. Operating cash flow was comparable between the first half of 2001 and 2000 regardless of a decrease in operating profit for the period due to a slower increase in seasonal working capital investment during 2001 as compared with 2000.

Investing activities

         During the first half of 2001 and 2000, investing cash flows include acquisitions of property and equipment of $2.3 million and $5.6 million, respectively, and were primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's ability to make capital expenditures is subject to restrictions in the U.S. Credit Facility, including a maximum of $12.5 million of capital expenditures annually.

         Investing cash flows for the first half of 2000 also included $1.5 million paid to acquire the net assets of Titan Industries, Inc. on February 22, 2000.

Financing activities

         During the first half of 2001 and 2000, financing cash flows included payments of principal on the Company's term indebtedness of $5.2 million and $8.1 million, respectively. Distributions to members, representing amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members were not significant during the first half of 2001 and were $5.2 million in the first half of 2000. Financing cash flows also included net repayments under the Company's revolving loans of $3.3 million during the first half of 2001 and net borrowings of $6.3 million during the first half of 2000.

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

DEBT AND CREDIT SOURCES

         The Company's indebtedness was $167.0 million and $175.6 million at June 30, 2001 and December 31, 2000, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities. As of June 30, 2001, the Company had borrowings of $8.0 million under the revolving credit facilities and had a $8.0 million outstanding letter of credit issued to benefit plaintiffs in a lawsuit against the Company. The available borrowing capacity as of June 30, 2001 was $9.0 million. Effective as of June 30, 2001 the Company entered into amendment No. 8 to the Second Amended and Restated Credit Agreement under which certain financial covenants for the quarter ending June 30, 2001 were amended and the applicable interest rate margins for each of the underlying loans were increased by 0.25% effective as of August 13, 2001 with a further 0.50% increase to be effective as of September 16, 2001. The amendment did not modify financial covenants for any future quarters. After giving effect to the amendment, the Company was in compliance with the covenants under its various debt agreements. Unless the Company obtains further amendments or waivers of its existing credit facilities or is able to refinance such credit facilities, the Company believes it is probable that it will not be in compliance with one or more of the covenants as of September 30, 2001. Accordingly, the related debt has been reclassified from non-current to current, effective June 30, 2001. In prior periods, the Company has been successful in obtaining amendments under its existing credit facilities. While the Company believes that it should be able to obtain further amendments, if required, there is no assurance that any amendments or waivers will be obtained. In addition, the Company is currently in discussions with a financial institution to provide new senior secured credit facilities, which if entered into, would refinance in full its existing senior credit facilities and provide additional revolving credit availability. There is no assurance that the Company and the new financial institution will be able to enter into the new senior secured credit facilities.

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

         The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, Czech Republic and Italy. Net sales from international operations during the first half of 2001 were approximately $49.5 million, or 29.4% of the Company's net sales. At June 30, 2001, assets associated with these operations were approximately 36.4% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. Dollar of approximately $6.8 million.

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

         The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at June 30, 2001 and does not use derivative financial instruments for trading or speculative purposes.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company adopted this statement at the beginning of fiscal 2001. This pronouncement did not have a material impact on the Company's results of operations.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company is currently reviewing the impact of SFAS Nos. 141 and 142 and will be performing a fair-value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

                         ADVANCED ACCESSORY SYSTEMS, LLC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

         Effective June 30, 2001, the Company adopted Emerging Issues Task Force
(EITF) Consensus 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'". Accordingly, based upon the terms of the warrants, the Company has reclassified the mandatorily redeemable warrants to a component of current liabilities. Future accretion will be included in the determination of net income or loss for each reporting period.

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

         None

Items 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                   EXHIBIT NUMBER                              DESCRIPTION
              ------------------------                  ------------------------

                       10.7(h)                  Amendment No. 8 Dated as of June 30, 2001 to Second Amended
                                                and Restated Credit Agreement Dated as of August 5, 1997.

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




                                         ADVANCED ACCESSORY SYSTEMS, LLC
                                         (Registrant)




Date: August 13, 2001                    /s/ BARRY G. STEELE
                                         ----------------------------------
                                         Barry G. Steele
                                         Corporate Controller and Treasurer
                                         (chief accounting officer
                                          and authorized signatory)

                                 Exhibit Index
                                 -------------

Exhibit No.                 Description
-----------                 -----------

  10.7(h)          Amendment No. 8 Dated as of June 30, 2001 to Second Amended and Restated
                   Credit Agreement Dated as of August 5, 1997.