Form 10-Q
period 2001-09-30
ADVANCED ACCESSORY SYSTEMS LLC
filed 2001-11-13
CIK 1057836

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2001

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________


                                 --------------


                 COMMISSION FILE NUMBER            333-49011


                                 --------------


                       [ ADVANCED ACCESSORY SYSTEMS LOGO ]

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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                      INDEX

                                                                       Page No.
                                                                       --------

Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of                    1
                September 30, 2001 and December 31, 2000

              Consolidated Condensed Statements of Income                    2
                for the Three and Nine Months Ended
                September 30, 2001 and 2000

              Consolidated Condensed Statements of                           3
                Cash Flows for the Nine Months
                Ended September 30, 2001 and 2000

              Consolidated Condensed Statement of Changes                    4
                in Members' Equity for the Nine Months
                Ended September 30, 2001

              Notes to Consolidated Condensed Financial                      5
                Statements

     Item 2.  Management's Discussion and Analysis of                       13
                Financial Condition and Results of
                Operations

     Item 3.  Quantitative and Qualitative Disclosures About                18
                Market Risk

Part II.  Other Information and Signature

     Item 1.  Legal Proceedings                                             18

     Item 2.  Changes in Securities                                         18

     Item 3.  Defaults Upon Senior Securities                               18

     Item 4.  Submission of Matters to a Vote of                            18
                Security-holders

     Item 5.  Other Information                                             18

     Item 6.  Exhibits and Reports on Form 8-K                              18

     Signature                                                              19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ADVANCED ACCESSORY SYSTEMS, LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)


                                                                                  September 30,         December 31,
                                                                                      2001                  2000
                                                                                  (Unaudited)
ASSETS
Current assets
       Cash                                                                     $       1,837        $        3,315
       Accounts receivable, less reserves
         of $1,724 and $2,140, respectively                                            55,380                42,942
       Inventories
         Raw materials                                                                 16,348                17,746
         Work-in-process                                                                9,025                 7,910
         Finished goods                                                                17,037                18,978
         Reserves                                                                      (3,218)               (2,540)
                                                                                -------------        --------------
       Total inventory                                                                 39,192                42,094
       Deferred income taxes                                                            2,170                 1,775
       Other current assets                                                             5,492                 6,874
                                                                                -------------        --------------
                    Total current assets                                              104,071                97,000

Property and equipment, net                                                            55,034                58,232
Goodwill, net                                                                          74,537                77,391
Other intangible assets, net                                                            4,218                 5,030
Deferred income taxes                                                                   1,919                 2,020
Other noncurrent assets                                                                 2,072                 2,824
                                                                                -------------        --------------
                                                                                $     241,851        $      242,497
                                                                                =============        ==============

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Current maturities of long-term debt                                     $      36,281        $       11,811
       Accounts payable                                                                31,531                24,996
       Accrued liabilities                                                             26,824                25,402
       Mandatorily redeemable warrants                                                  5,100                    --
                                                                                -------------        --------------
                    Total current liabilities                                          99,736                62,209
                                                                                -------------        --------------

Noncurrent liabilities
       Deferred income taxes                                                            1,431                 1,001
       Other noncurrent liabilities                                                     4,665                 4,557
       Long-term debt, less current maturities                                        124,663               163,824
                                                                                -------------        --------------
       Total noncurrent liabilities                                                   130,759               169,382
                                                                                -------------        --------------

Mandatorily redeemable warrants                                                            --                 5,010
                                                                                -------------        --------------

Members' equity
  Class A Units                                                                         7,389                 7,409
  Class A-1 Units                                                                       4,106                 4,117
  Other comprehensive loss                                                               (174)               (1,077)
  Retained earnings (deficit)                                                              35                (4,553)
                                                                                -------------        --------------
                                                                                       11,356                 5,896
                                                                                -------------        --------------
                                                                                $     241,851        $      242,497
                                                                                =============        ==============


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                      September 30,
                                                                   2001           2000                2001           2000
Net sales                                                     $      75,555  $      73,122       $     243,648  $      251,958
Cost of sales                                                        57,840         56,605             184,170         186,334
                                                              -------------  -------------       -------------  --------------

       Gross profit                                                  17,715         16,517              59,478          65,624

Selling, administrative and
  product development expenses                                       11,066         11,021              34,142          34,919
Amortization of intangible assets                                       743            742               2,241           2,254
                                                              -------------  -------------       -------------  --------------

       Operating income                                               5,906          4,754              23,095          28,451
                                                              -------------  -------------       -------------  --------------

Other income (expense)
       Interest expense                                              (4,245)        (4,312)            (13,286)        (13,275)
       Foreign currency gain (loss), net                              2,679         (4,912)             (3,364)         (8,866)
       Other expense                                                    (18)           (59)                (79)            (60)
                                                              -------------  -------------       -------------  --------------

Income (loss) before income taxes                                     4,322         (4,529)              6,366           6,250

Provision (benefit) for income taxes                                  1,890         (1,147)                963          (1,139)
                                                              -------------  --------------      -------------  ---------------


Net income (loss)                                             $       2,432  $      (3,382)      $       5,403  $        7,389
                                                              =============  ==============      =============  ==============


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    2001                  2000
CASH FLOWS FROM OPERATING
    ACTIVITIES:
       Net income                                                               $       5,403        $        7,389
       Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                                 10,468                10,506
         Loss on disposal of property and equipment                                       162                     2
         Deferred taxes                                                                    12                (2,049)
         Foreign currency loss                                                          3,035                 7,883
         Changes in assets and liabilities, net                                         1,141                (3,568)
                                                                                -------------        --------------
       Net cash provided by operating
         activities                                                                    20,221                20,163
                                                                                -------------        --------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisition of property and equipment                                           (5,414)               (7,617)
       Acquisition, net of cash acquired                                                   --                (2,774)
                                                                                -------------        --------------

         Net cash used for investing activities                                        (5,414)              (10,391)
                                                                                -------------        --------------

CASH FLOWS USED FOR FINANCING
    ACTIVITIES:
       Net increase (reduction) in revolving loan                                      (6,594)                2,000
       Collection on notes receivable for unit purchase                                    59                    65
       Payments on long-term debt                                                      (8,789)              (10,783)
       Distributions to members                                                          (815)               (6,103)
                                                                                -------------        --------------

         Net cash used for financing activities                                       (16,139)              (14,821)
                                                                                -------------        --------------

       Effect of exchange rate changes                                                   (146)                  404
                                                                                -------------        --------------
       Net decrease in cash                                                            (1,478)               (4,645)

       Cash at beginning of period                                                      3,315                 8,718
                                                                                -------------        --------------

       Cash at end of period                                                    $       1,837        $        4,073
                                                                                =============        ==============



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                Other          Retained           Total
                                                            Members'        comprehensive      earnings          members'
                                                             capital            loss           (deficit)          equity
                                                          -------------    -------------     -------------    -------------
Balance at December 31, 2000                              $      11,526    $      (1,077)    $      (4,553)   $       5,896
Collection on notes receivable for unit purchase                     59               --                --               59
Accretion of membership warrants                                    (90)              --                --              (90)
Distributions to members                                             --               --              (815)            (815)
Currency translation adjustment                                      --              903                --              903
Net income                                                           --               --             5,403            5,403
                                                          -------------    -------------     -------------    -------------
Balance at September 30, 2001                             $      11,495    $        (174)    $          35    $      11,356
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

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

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

2.       COMPREHENSIVE INCOME

         Comprehensive income for the third quarter of 2001 and 2000 of $3,096 and $(3,081), respectively, and for the first nine months of 2001 and 2000 of $6,309 and $8,177, respectively, includes reported net income adjusted by the effect of changes in the cumulative translation adjustment.

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

4.       DEBT

         Effective as of September 30, 2001 the Company received a waiver from its senior lenders which waived violations in the maintenance of certain financial covenants for the quarter ending September 30, 2001 until December 15, 2001. The waiver is intended to allow the Company sufficient time to negotiate an amendment to the Second Amended and Restated Credit Agreement with its lenders which would reset the financial covenant requirements to levels consistent with future operating projections. Unless the Company obtains such an amendment or future waivers of its existing credit facilities or is able to refinance such credit facilities, the Company believes that it is probable that it will not be in compliance with one or more of the financial covenants during future periods. Accordingly, the related debt has been classified as current.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.       CONDENSED CONSOLIDATING INFORMATION

         On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4 Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries. The guarantor and non-guarantor subsidiaries for the three and nine months ended September 30, 2001 and 2000 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity and interest on intercompany debt balances. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at September 30, 2001.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001


                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                               ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                           --------------  -------------  -----------------  --------------  ------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
ASSETS
Current assets
  Cash...................................    $     1,129      $      242      $       466      $        --      $    1,837
  Accounts receivable....................             --          36,171           19,209               --          55,380
  Inventories............................             --          17,360           21,832               --          39,192
  Deferred income taxes and other
   current assets........................            278           4,016            3,368               --           7,662
                                             -----------     -----------      -----------      -----------      ----------
       Total current assets..............          1,407          57,789           44,875               --         104,071
                                             -----------     -----------      -----------      -----------      ----------
Property and equipment, net..............             --          34,293           20,741               --          55,034
Goodwill, net............................            995          54,487           19,055               --          74,537
Intangible assets, net...................          3,601              80              537               --           4,218
Deferred income taxes and other
  noncurrent assets......................             93           1,515            2,383               --           3,991
Investment in subsidiaries...............         70,098           9,955               --          (80,053)             --
Intercompany notes receivable............         80,982              --               --          (80,982)             --
                                            ------------     -----------      -----------      -----------      ----------
       Total assets......................   $    157,176     $   158,119      $    87,591      $  (161,035)     $  241,851
                                            ============     ===========      ===========      ===========      ==========

LIABILITIES AND MEMBERS'
  EQUITY
Current liabilities
  Current maturities of long-term debt...  $       4,751     $     1,005      $    30,525      $        --      $   36,281
  Accounts payable.......................             --          23,322            8,209               --          31,531
  Accrued liabilities and deferred
    income taxes.........................          9,441           8,012            9,371               --          26,824
Mandatorily redeemable warrants..........          5,100              --               --               --           5,100
                                            ------------     -----------      -----------      -----------      ----------
       Total current liabilities.........         19,292          32,339           48,105               --          99,736
                                            ------------     -----------      -----------      -----------      ----------
Deferred income taxes and other
  noncurrent liabilities.................          2,003             496            3,597               --           6,096
Long-term debt, less current maturities..        124,663              --               --               --         124,663
Intercompany debt........................             --          26,444           54,538          (80,982)             --
Members' equity..........................         11,218          98,840          (18,649)         (80,053)         11,356
                                            ------------     -----------      -----------      -----------      ----------
       Total liabilities and members'
          equity.........................   $    157,176     $   158,119      $    87,591      $  (161,035)     $  241,851
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
                                            ============     ===========      ===========      ===========      ==========

LIABILITIES AND MEMBERS'
  EQUITY
Current liabilities
  Current maturities of long-term debt...  $          --     $        --      $    11,811      $        --      $   11,811
  Accounts payable.......................             --          16,689            8,307               --          24,996
  Accrued liabilities and deferred
    income taxes.........................          6,799           8,027           10,576               --          25,402
                                            ------------     -----------      -----------      -----------      ----------
       Total current liabilities.........          6,799          24,716           30,694               --          62,209
                                            ------------     -----------      -----------      -----------      ----------
Deferred income taxes and other
  noncurrent liabilities.................          2,003             343            3,212               --           5,558
Long-term debt, less current maturities..        135,976              --           27,848               --         163,824
Intercompany debt........................             --          46,064           45,631          (91,695)             --
Mandatorily redeemable warrants..........          5,010              --               --               --           5,010
Members' equity..........................          5,768          85,308          (17,610)         (67,570)          5,896
                                            ------------     -----------      -----------      -----------      ----------
       Total liabilities and members'
           equity........................   $    155,556     $   156,431      $    89,775      $  (159,265)     $  242,497
                                            ============     ===========      ===========      ===========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                               ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                           --------------  -------------  -----------------  --------------  ------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Net sales................................     $       --      $   53,656     $    21,899        $       --      $   75,555
Cost of sales............................             --          43,493          14,347                --          57,840
                                              ----------      ----------     -----------        ----------      ----------
  Gross profit...........................             --          10,163           7,552                --          17,715
Selling, administrative and product
  development expenses...................             72           5,992           5,002                --          11,066
Amortization of intangible assets........              9             549             185                --             743
                                              ----------      ----------     -----------        ----------      ----------
  Operating income (loss)................            (81)          3,622           2,365                --           5,906
Interest expense.........................          2,210             526           1,509                --           4,245
Equity in income of subsidiaries.........          4,723              --              --            (4,723)             --
Foreign currency gain (loss).............             --              --           2,679                --           2,679
Other income (expense)...................             --             (60)             42                --             (18)
                                              ----------      ----------     -----------        ----------      ----------
Income before income taxes...............          2,432           3,036           3,577            (4,723)          4,322
Provision for income taxes...............             --              --           1,890                --           1,890
                                              ----------      ----------     -----------        ----------      ----------
Net income ..............................     $    2,432      $    3,036     $     1,687        $   (4,723)     $    2,432
                                              ==========      ==========     ===========        ==========      ==========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                               ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                           --------------  -------------  -----------------  --------------  ------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Net sales................................     $       --      $   50,207     $    22,915        $       --      $   73,122
Cost of sales............................             --          40,533          16,072                --          56,605
                                              ----------      ----------     -----------        ----------      ----------
  Gross profit...........................             --           9,674           6,843                --          16,517
Selling, administrative and product
  development expenses...................            372           6,150           4,499                --          11,021
Amortization of intangible assets........              9             547             186                --             742
                                              ----------      ----------     -----------        ----------      ----------
  Operating income (loss)................           (381)          2,977           2,158                --           4,754
Interest expense.........................          1,333           1,094           1,885                --           4,312
Equity in income of subsidiaries.........         (1,668)             --              --             1,668              --
Foreign currency loss....................             --              --           4,912                --           4,912
Other income (expense)...................             --             (52)             (7)               --             (59)
                                              ----------      ----------     -----------        ----------      ----------
Income before income taxes...............         (3,382)          1,831          (4,646)            1,668          (4,529)
Benefit for income taxes.................             --              --          (1,147)               --          (1,147)
                                              ----------      ----------     -----------        ----------      ----------
Net income (loss)........................     $   (3,382)     $    1,831     $    (3,499)       $    1,668      $   (3,382)
                                              ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                               ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                           --------------  -------------  -----------------  --------------  ------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Net sales................................     $       --      $  172,276     $    71,372        $       --      $  243,648
Cost of sales............................             --         136,171          47,999                --         184,170
                                              ----------      ----------     -----------        ----------      ----------
  Gross profit...........................             --          36,105          23,373                --          59,478
Selling, administrative and product
  development expenses...................            220          18,528          15,394                --          34,142
Amortization of intangible assets........             27           1,656             558                --           2,241
                                              ----------      ----------     -----------        ----------      ----------
  Operating income (loss)................           (247)         15,921           7,421                --          23,095
Interest expense.........................          5,940           2,307           5,039                --          13,286
Equity in income of subsidiaries.........         11,590              --              --           (11,590)             --
Foreign currency loss....................             --              --           3,364                --           3,364
Other income (expense)...................             --             (82)              3                --             (79)
                                              ----------      ----------     -----------        ----------      ----------
Income before income taxes...............          5,403          13,532            (979)          (11,590)          6,366
Provision for income taxes...............             --              --             963                --             963
                                              ----------      ----------     -----------        ----------      ----------
Net income...............................     $    5,403      $   13,532     $    (1,942)       $  (11,590)     $    5,403
                                              ==========      ==========     ===========        ==========      ==========




                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                               ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                           --------------  -------------  -----------------  --------------  ------------
                                                                     (DOLLAR AMOUNTS IN THOUSANDS)
Net sales................................     $       --      $  174,819     $    77,139        $       --      $  251,958
Cost of sales............................             --         134,675          51,659                --         186,334
                                              ----------      ----------     -----------        ----------      ----------
  Gross profit...........................             --          40,144          25,480                --          65,624
Selling, administrative and product
  development expenses...................            864          18,814          15,241                --          34,919
Amortization of intangible assets........             27           1,645             582                --           2,254
                                              ----------      ----------     -----------        ----------      ----------
  Operating income (loss)................           (891)         19,685           9,657                --          28,451
Interest expense.........................          4,230           3,438           5,607                --          13,275
Equity in income of subsidiaries.........         12,510              --             --            (12,510)             --
Foreign currency loss....................             --              --           8,866                --           8,866
Other income (expense)...................             --            (361)            301                --             (60)
                                              ----------      ----------     -----------        ----------      ----------
Income before income taxes...............          7,389          15,886          (4,515)          (12,510)          6,250
Benefit for income taxes.................             --              --          (1,139)               --          (1,139)
                                              ----------      ----------     -----------        ----------      ----------
Net income (loss)........................     $    7,389      $   15,886     $    (3,376)       $  (12,510)     $    7,389
                                              ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                 ISSUERS    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                             ------------  -------------  -----------------  --------------  ------------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
Net cash provided by (used for) operating
  activities................................. $   (3,387)    $  23,110       $      498         $       --     $   20,221
                                              ----------     ---------       ----------         ----------     ----------

Cash flows from investing activities:
  Acquisition of property and
    equipment................................         --        (3,494)          (1,920)                --         (5,414)
                                              ----------     ---------       ----------         ----------     -----------
    Net cash used for investing activities...         --        (3,494)          (1,920)                --         (5,414)
                                              ----------     ---------       ----------         ----------     ----------
Cash flows from financing activities:
  Change in intercompany debt................     10,713       (19,620)           8,907                 --             --
  Decrease in revolving loan.................     (6,594)           --               --                 --         (6,594)
  Collection on notes receivable for unit
    purchase.................................         59            --               --                 --             59
  Repayment of debt..........................         --            --           (8,789)                --         (8,789)
  Distributions to members...................       (815)           --               --                 --           (815)
                                              ----------     ---------       ----------         ----------     ----------
    Net cash provided by (used for)
      financing activities...................      3,363       (19,620)             118                 --        (16,139)
                                              ----------     ---------       ----------         ----------     ----------

Effect of exchange rate changes..............         --            --             (146)                --           (146)
                                              ----------     ---------       ----------         ----------      ---------
Net decrease in cash.........................        (24)           (4)          (1,450)                --         (1,478)
Cash at beginning of period..................      1,153           246            1,916                 --          3,315
                                              ----------     ---------       ----------         ----------     ----------
Cash at end of period........................ $    1,129     $     242       $      466         $       --     $    1,837
                                              ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                              GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                 ISSUERS    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                             ------------  -------------  -----------------  --------------  ------------
                                                                      (DOLLAR AMOUNTS IN THOUSANDS)
Net cash provided by (used for) operating
  activities..............................    $   (1,100)    $  16,318       $    4,945         $       --     $   20,163
                                              ----------     ---------       ----------         ----------     ----------

Cash flows from investing activities:
  Acquisition of property and
    equipment.............................            --        (6,148)          (1,469)                --         (7,617)
  Acquisitions, net of cash acquired......            --        (1,515)          (1,259)                --         (2,774)
                                              ----------     ---------       ----------         ----------     ----------
    Net cash used for investing activities            --        (7,663)          (2,728)                --        (10,391)
                                              ----------     ---------       ----------         ----------     ----------
Cash flows from financing activities:
  Change in intercompany debt.............         6,029       (13,980)           7,951                 --             --
  Increase in revolving loan..............         2,000            --               --                 --          2,000
  Collection on notes receivable for unit
    purchase..............................            65            --               --                 --             65
  Repayment of debt.......................            --            --          (10,783)                --        (10,783)
  Distributions to members................        (6,103)           --               --                 --         (6,103)
                                              ----------     ---------       ----------         ----------     ----------
    Net cash provided by (used for)
      financing activities................         1,991       (13,980)          (2,832)                --        (14,821)
                                              ----------     ---------       ----------         ----------     ----------

Effect of exchange rate changes...........            --            --              404                 --            404
                                              ----------     ---------       ----------         ----------      ---------
Net increase (decrease) in cash...........           891        (5,325)            (211)                --         (4,645)
Cash at beginning of period...............            --         5,469            3,249                 --          8,718
                                              ----------     ---------       ----------         ----------     ----------
Cash at end of period.....................    $      891     $     144       $    3,038         $       --     $    4,073
                                              ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

         Net sales. Net sales for the third quarter of 2001 were $75.5 million, representing an increase of $2.4 million, or 3.3%, over net sales for the third quarter of 2000. This increase resulted primarily from increased sales to OEMs of approximately $2.2 million resulting from sales of new products for new vehicles introduced during 2001. This increase was partially offset by lower production levels by the OEMs compared to the prior year. Aftermarket sales also increased by $653,000 during the quarter. Partially offsetting these increases was lower sales of approximately $418,000 due to the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries.

         Gross profit. Gross profit for the third quarter of 2001 was $17.7 million, representing an increase of $1.2 million, or 7.3%, over the gross profit for the third quarter of 2000. This increase resulted from the increase in net sales and an increase in the gross margin percentage. Gross profit as a percentage of net sales was 23.4% in the third quarter of 2001 compared to 22.6% in the third quarter of 2000. The increase in the gross margin percentage is attributable to the effects of spreading fixed costs over a higher sales base.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the third quarter of 2001 were $11.0 million were unchanged as compared with the selling, administrative and product development expenses for the third quarter of 2000. Selling, administrative and product development expenses as a percentage of net sales decreased to 14.6% in the third quarter of 2001 from 15.1% in the third quarter of 2000. This decrease is the result of spreading fixed costs over a higher sales base and decreased corporate administrative expenses.

         Operating income. Operating income for the third quarter of 2001 was $5.9 million, an increase of $1.2 million, or 24.2%, over operating income for the third quarter of 2000 due to increased gross profit and decreased selling, administrative and product development expenses. Operating income as a percentage of net sales increased to 7.8% in the third quarter of 2001 from 6.5% in the third quarter of 2000 due to the increase in the gross margin percentage and the decrease in the percentage of selling, administrative and product development expenses to sales.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

         Interest expense. Interest expense for the third quarter of 2001 was $4.2 million, which was approximately the same as interest expense for the third quarter of 2000. Higher interest expense attributable to increased interest rates on the Company's variable rate debt offset the lower average indebtedness for the period.

         Foreign currency gain (loss). Foreign currency gain in the third quarter of 2001 was $2.7 million, compared to a foreign currency loss of $4.9 million in the third quarter of 2000. The Company's foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. Dollars. During the third quarter of 2001 the U.S. Dollar weakened in relation to the European Euro, the functional currency of Brink, as compared with third quarter of 2000 when the U.S. Dollar strengthened in relation to the European Euro.

         Provision for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, most of the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the third quarter of 2001, the Company had income before income taxes for its taxable subsidiaries totaling $3.6 million and recorded a provision for income taxes of $1.9 million. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries. During the third quarter of 2000, the Company had a loss before income taxes for its taxable subsidiaries totaling $4.6 million and recorded a benefit for income taxes of $1.1 million.

         Net income. Net income for the third quarter of 2001 was $2.4 million, as compared to a net loss of $3.4 million in the third quarter of 2000, a change of $5.8 million. The change in net income is primarily attributable to increased operating income and the foreign currency gain in the third quarter of 2001 as compared with a foreign currency loss during the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 31, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

         Net sales. Net sales for the first nine months of 2001 were $243.6 million, representing a decrease of $8.3 million, or 3.3%, from net sales for the first nine months of 2000. This decrease resulted from decreased sales to OEMs of approximately $7.4 million and the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries totaling $3.2 million. The North American OEMs reduced vehicle production beginning in the fourth quarter of 2000 and continuing in the first nine months of 2001 in response to lower sales of new vehicles in the North American automotive market. These decreases were partially offset by sales of new products for new vehicles introduced during 2001 and higher sales to the automotive aftermarket totaling $2.3 million.

         Gross profit. Gross profit for the first nine months of 2001 was $59.5 million, representing a decrease of $6.1 million, or 9.4%, from the gross profit for the first nine months of 2000. This decrease resulted from the decrease in net sales and by a decrease in the gross margin percentage. Gross profit as a percentage of net sales was 24.4% in the first nine months of 2001 compared to 26.0% in the first nine months of 2000. The decrease in the gross margin percentage is attributable to the effects of spreading fixed costs over a lower sales base, lower gross margin for North American towing products and proportionately lower sales for Brink which has a greater gross margin percentage as compared with the Company as a whole.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first nine months of 2001 were $34.1 million, representing a decrease of $777,000, or 2.2%, compared with the selling, administrative and product development expenses for the first nine months of 2000. Selling, administrative and product development expenses as a percentage of net sales increased to 14.0% in the first nine months of 2001 from 13.9% in the first nine months of 2000.

         Operating income. Operating income for the first nine months of 2001 was $23.1 million, a decrease of $5.4 million, or 18.8%, over operating income for the first nine months of 2000. Operating income as a percentage of net sales decreased to 9.5% in the first nine months of 2001 from 11.3% in the first nine months of 2000 due to the decrease in the gross margin percentage and the increase in the percentage of selling, administrative and product development expenses to sales.

         Interest expense. Interest expense for the first nine months of 2001 was $13.3 million, which was approximately the same as interest expense for the first nine months of 2000. Higher interest expense attributable to increased interest rates on the Company's variable rate debt offset the lower average indebtedness for the period.

         Foreign currency loss. Foreign currency loss in the first nine months of 2001 was $3.4 million, compared to a foreign currency loss of $8.9 million in the first nine months of 2000. The Company's foreign currency loss is primarily related to the Brink which has indebtedness denominated in U.S. Dollars. During the first nine months of 2001 and 2000 the U.S. Dollar strengthened in

                         ADVANCED ACCESSORY SYSTEMS, LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

relation to the European Euro, the functional currency of Brink. This U.S. Dollar strengthening was more significant during the first nine months of 2000 than the same period in 2001.

         Provision (Benefit) for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the first nine months of 2001, the Company had a loss before income taxes for its taxable subsidiaries totaling $979,000 and recorded a provision for income taxes of $963,000. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories and differences in the tax rates of foreign countries. During the first nine months of 2000, the Company had a loss before income taxes for its taxable subsidiaries totaling $4.5 million and recorded a benefit for income taxes of $1.1 million.

         Net income. Net income for the first nine months of 2001 was $5.4 million, as compared to net income of $7.4 million in the first nine months of 2000, a decrease of $2.0 million. The decrease in net income is primarily attributable to decreased operating income partially offset by the decreased foreign currency loss.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at September 30, 2001 was $160.9 million including current maturities of $36.3 million. The Company expects to be able to meet its liquidity requirements in the next fiscal quarter through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement, as amended ("U.S. Credit Facility"), or other financing sources, see "Debt and Credit Sources" below.

WORKING CAPITAL AND CASH FLOWS

         Working capital and key elements of the consolidated statement of cash flows are (in thousands):

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2001            2000
                                                            -------------   ------------

Working Capital........................................       $  4,335         $ 34,791

                                                                  FIRST NINE MONTHS
                                                                2001             2000
                                                            -------------   ------------
Cash flows provided by operating activities............       $ 20,221         $ 20,163

Cash flows (used for) investing activities.............       $ (5,414)        $(10,391)

Cash flows (used for) financing activities.............       $(16,139)        $(14,821)


Working capital

         Working capital decreased by $30.5 million to $4.3 million at September 30, 2001 from $34.8 million at December 31, 2000 due to an increase in the current portion of long term debt of $24.5 million, an increase in accounts payable of $6.4 million, an increase in accrued liabilities of $3.9 million, a reclassification of mandatorily redeemable warrants as a component of current liabilities of $5.1 million, a decrease in inventory of $1.9 million, and a decrease in cash of $1.5 million. These were partially offset by an increase in accounts receivable of $12.8 million.

         See "Debt and Credit Sources" below for a discussion about the increase in the current portion of long term debt. Increases in accounts receivable were attributable to increased sales levels in the third quarter of 2001 as compared with the fourth quarter of 2000. Increases in accounts payable reflected increased purchasing activities to support the increased sales volume during the third quarter of 2001 as compared with the forth quarter of 2000. Accrued liabilities increased primarily from an increase in accrued interest on the Company's Senior Subordinated Notes, which is paid semiannually on October 1 and April 1.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001


Operating activities

         Cash flow provided by operating activities for the first nine months of 2001 was $20.2 million. Operating cash flow was comparable between the first nine months of 2001 and 2000 regardless of a decrease in operating profit for the period due to reduced working capital during 2001 which was the result of efforts to manage working capital investment during an environment of slowing economic activity.

Investing activities

         During the first nine months of 2001 and 2000, investing cash flows include acquisitions of property and equipment of $5.4 million and $7.6 million, respectively, and were primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's ability to make capital expenditures is subject to restrictions in the U.S. Credit Facility, including a maximum of $12.5 million of capital expenditures annually.

         Investing cash flows for the first nine months of 2000 also included $2.8 million paid to acquire the net assets of Titan Industries, Inc. on February 22, 2000 and the net assets of the Wiswall Hill Corporation on September 5, 2000.

Financing activities

         During the first nine months of 2001 and 2000, financing cash flows included payments of principal on the Company's term indebtedness of $8.8 million and $10.8 million, respectively. Distributions to members, representing amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members were $815,000 during the first nine months of 2001 and were $6.1 million in the first nine months of 2000. Financing cash flows also included net repayments under the Company's revolving loans of $6.6 million during the first nine months of 2001 and net borrowings of $2.0 million during the first nine months of 2000.

DEBT AND CREDIT SOURCES

         The Company's indebtedness was $160.9 million and $175.6 million at September 30, 2001 and December 31, 2000, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities. As of September 30, 2001, the Company had borrowings of $4.7 million under the revolving credit facilities and had a $8.0 million outstanding letter of credit issued to benefit plaintiffs in a lawsuit against the Company. The available borrowing capacity as of September 30, 2001 was $12.3 million. Effective as of September 30, 2001 the Company received a waiver from its senior lenders which waived violations in the maintenance of certain financial covenants for the quarter ending September 30, 2001 until December 15, 2001. The waiver is intended to allow the Company sufficient time to negotiate an amendment to the Second Amended and Restated Credit Agreement with its lenders which would reset the financial covenant requirements to levels consistent with future operating projections. Unless the Company obtains such an amendment or future waivers of its existing credit facilities or is able to refinance such credit facilities, the Company believes that it is probable that it will not be in compliance with one or more of the financial covenants during future periods. Accordingly, the related debt has been classified as current. While the Company has been successful in obtaining amendments under its existing credit facilities and believes that it should be able to obtain a new amendment, there is no assurance that any amendments or further waivers will be obtained. The Company is also in discussions with a financial institution to provide new senior secured credit facilities, which if entered into, would refinance in full its existing senior credit facilities and provide additional revolving credit availability. There is no assurance that the Company and the new financial institution will be able to enter into the new senior secured credit facilities.

         In addition to the foregoing, the Company's ability to satisfy its debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under its current or successor credit facilities. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all, including, whether, and on what terms, the Company could raise equity capital.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

         The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, Czech Republic and Italy. Net sales from international operations during the first nine months of 2001 were approximately $71.4 million, or 29.3% of the Company's net sales. At September 30, 2001, assets associated with these operations were approximately 36.6% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. Dollar of approximately $5.2 million.

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

         The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at September 30, 2001 and does not use derivative financial instruments for trading or speculative purposes.


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




                                           ADVANCED ACCESSORY SYSTEMS, LLC
                                           (Registrant)




Date:     November 12, 2001                /s/ BARRY G. STEELE
                                           -----------------------------------
                                           Barry G. Steele
                                           Corporate Controller and Treasurer
                                           (chief accounting officer
                                            and authorized signatory)