Form 10-K405
period 2001-12-31
ADVANCED ACCESSORY SYSTEMS LLC
filed 2002-03-22
CIK 1057836

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-K
 (MARK ONE)
 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM              TO
                                     ------------    ------------
                       COMMISSION FILE NUMBER   333-49011
                                              -------------

                     [ADVANCED ACCESSORY SYSTEMS, LLC LOGO]
                         ADVANCED ACCESSORY SYSTEMS, LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                    13-3848156
                   -----------                                 -------------
          (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

12900 HALL ROAD, SUITE 200, STERLING HEIGHTS, MI                   48313
------------------------------------------------                   -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (586) 997-2900

              SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

              SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

              The aggregate fair market value of the registrant's Class A and A-1 Units held by non-affiliates of the registrant as of March 20, 2002, based upon the good faith determination of the Board of Managers, was approximately $8,753,000. For purposes of this disclosure, shares of Class A and A-1 Units held by persons who hold more than 5% of the outstanding Class A and A-1 Units and Class A and A-1 Units held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

              The number of the registrant's Class A and A-1 Units, outstanding at March 20, 2002 was 9,236 and 5,133, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS


                                     PART I

Item 1. BUSINESS.............................................................1

Item 2. PROPERTIES...........................................................9

Item 3. LEGAL PROCEEDINGS....................................................10

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10


                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         MEMBER MATTERS......................................................11

Item 6.  SELECTED FINANCIAL DATA.............................................12

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................14

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK................................................................20

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................22

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.................................50


                                    PART III

Item 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................50

Item 11. EXECUTIVE COMPENSATION..............................................51

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT..........................................................54

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................55


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K............................................................56


SIGNATURES...................................................................59

                           FORWARD-LOOKING STATEMENTS

         THIS BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF TERMS SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "BELIEVE," "INTEND," "PLAN," "ESTIMATE," "PREDICT," "POTENTIAL," "FORECAST," "CONTINUE" OR VARIATIONS OF SUCH TERMS, OR THE USE OF THESE TERMS IN THE NEGATIVE. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS, AND SUCH DIFFERENCES MAY BE MATERIAL. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW, THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS" BEGINNING ON PAGE 11 OF THE PROSPECTUS DATED APRIL 26, 2001 INCLUDED IN OUR REGISTRATION STATEMENT ON FORM S-4 (FILE NO. 333-49011).

                                     PART I
ITEM 1.    BUSINESS

GENERAL

    Advanced Accessory Systems, LLC (together with its subsidiaries, the "Company" or "AAS") is one of the world's largest suppliers of towing and rack systems and related accessories for the automotive original equipment manufacturer ("OEM") market and the automotive aftermarket. The Company's products include a comprehensive line of towing systems including accessories such as trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins. The Company's broad offering of rack systems includes fixed and detachable racks and accessories which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards and sailboards. The Company's products are sold as standard accessories or options for a variety of light vehicles. In 2001, the Company estimates that more than 50% of its net sales were generated from products sold for light trucks. For the year ended December 31, 2001, the Company's net sales and EBITDA were $313.9 million and $40.1 million, respectively. AAS is a Delaware limited liability company that was formed on August 28, 1995 and commenced business on September 28, 1995.

    In September 1995, the Company, through its SportRack, LLC subsidiary ("SportRack"), acquired substantially all of the assets of the MascoTech Accessories division (the "MascoTech Division") of MascoTech, Inc. ("MascoTech" or the "Predecessor"). The MascoTech Division was a North American supplier of rack systems and accessories to the automotive OEM market and aftermarket.

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

    In August 1997, the Company formed Valley Industries, LLC ("Valley") to acquire (the "Valley Acquisition") the assets of Valley Industries, Inc. ("Valley Industries"), a North American supplier of towing systems to the automotive OEM market and aftermarket.

    Two smaller acquisitions were completed in July 1997 by SportRack Accessories, Inc. ("SportRack Accessories" formerly SportRack International, Inc.), a subsidiary of SportRack. SportRack Accessories acquired from Bell Sports Corporation ("Bell") the assets of its sportrack division, a Canadian supplier of rack systems and accessories to the automotive aftermarket. An affiliate of J.P. Morgan Partners, LLC ("JPMP") which is also an affiliate of the Company, at that time was a significant equity investor in Bell. SportRack Accessories also acquired the capital stock of Nomadic Sports, Inc. ("Nomadic"), a Canadian supplier of rack systems and accessories to the automotive OEM market and aftermarket. The acquisitions of the sportrack division of Bell and Nomadic are collectively referred to in this Form 10-K as the "SportRack Accessories Acquisition."

    In January 1998, the Company through Brink, acquired (the "Ellebi Acquisition") the assets of the towbar segment of Ellebi S.p.A. ("Ellebi"). Ellebi is an Italian supplier of towing systems to the automotive OEM market and aftermarket.

    In February 1998, the Company through SportRack Accessories, acquired (the "Transfo-Rakzs Acquisition") the assets of Transfo-Rakzs, Inc.
("Transfo-Rakzs"). Transfo-Rakzs is a Canadian supplier of rear hitch rack carrying systems and related products to the automotive aftermarket.

    In February 2000, the Company through Valley, acquired (the "Titan Acquisition") the assets of Titan Industries, Inc. ("Titan"). Titan is a North American Supplier of trailer balls and other towing related accessories to the automotive aftermarket.

    In September 2000, the Company through SportRack Accessories, acquired (the "Barrecrafters Acquisition") the assets of the Wiswall Hill Corporation ("Wiswall Hill" or "Barrecrafters"). Wiswall Hill is a North American supplier of rack systems and accessories to the automotive aftermarket under its popular brand name, Barrecrafters.

PRODUCTS

    The principal product lines of the Company are towing systems, rack systems and related accessories. In 2001, towing systems and towing accessories constituted approximately 55% and rack systems and rack accessories constituted approximately 45% of the Company's net sales. The Company believes it offers a more comprehensive product line than most of its competitors. The Company has devoted considerable resources to the engineering and designing of its products and, as a result, considers itself a market leader in the research and new product development of towing systems and rack systems.

    Towing Systems. The Company designs, manufactures and supplies towing systems to automotive OEMs and the automotive aftermarket which fit almost every light vehicle used for towing in North America and Europe. In the aggregate, the Company supplies over 2,000 different towing systems, as well as a line of towing accessories.

    The Company's towing systems sold in Europe are installed primarily on passenger cars. In Europe, the Company sells both fixed ball towbars as well as more sophisticated detachable ball systems. Fixed ball towbars are designed to be permanently attached to a vehicle while detachable ball systems are designed so that the towing ball can be easily removed when not in use. The detachable ball systems are becoming increasingly popular especially with owners of more expensive cars and for cars on which the license plates would otherwise be blocked by a fixed ball towbar. The Company's towing systems sold in Europe are designed to satisfy European Community ("EC") regulatory standards and undergo rigorous durability and safety testing in order to comply with these standards.

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

    Most of the fixed rack systems sold by the Company are composed of side rails which run along both sides of the vehicle's roof. In many cases, the rack system includes cross rails, which are attached to the side rails with stanchions, and are typically movable and can be used to carry a load. The Company uses advanced materials such as lightweight, high strength plastics and roll formed aluminum to develop durable rack systems that optimize vehicle performance. Many of these products incorporate innovative features such as push button and pull lever stanchions, which allow easy movement of the cross rails to accommodate various size loads. These rack systems are utilized on a large number of light trucks, including Jeep Grand Cherokee and Liberty, DaimlerChrysler minivans, Dodge Durango, Chevrolet Suburban, Tahoe and Trailblazer, GMC Yukon and Envoy, Cadillac Escalade, Oldsmobile Bravada, Mercedes Benz M-Class and BMW X5.

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

CUSTOMERS AND MARKETING

    Management believes that the Company has strong and diverse industry relationships which are based on its reputation for high service levels, strong technical support, innovative product development, high quality and competitive pricing. Sales to OEM and aftermarket customers represented approximately 67% and 33% of the Company's net sales, respectively, in 2001. In addition, sales to DaimlerChrysler and General Motors were approximately 28% and 17%, respectively, of the Company's aggregate net sales in 2001.

    Automotive OEMs. The Company obtains most of its new orders through a sourcing process by which the customer invites a few preferred suppliers to design and manufacture a component or system that meets certain price, timing, functional and aesthetic parameters. Upon selection at the development stage, the Company and the customer typically agree to cooperate in developing the product to meet the specified parameters. Upon completion of the development stage and the award of the manufacturing business, the Company receives a purchase order that covers parts to be supplied for a particular car model. Such supply arrangements typically involve annual renewals of the purchase order over the life of the model, which is generally four to six years. In addition, the Company enters into long-term contracts with certain OEM customers which require the Company to make annual price reductions. The Company competes to supply parts for successor models even though the Company may currently supply parts on the predecessor model. Sales to OEMs are made directly by the Company's internal sales staff and outside sales representatives.

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


                                                                                                   AWARDED BUSINESS ON
                PRODUCT          OEM CUSTOMER              2001 PRODUCTION(A)                     FUTURE PRODUCTION(B)
           ---------------    ------------------  ------------------------------------      --------------------------
           Towing Systems     DaimlerChrysler     Cherokee, Grand Cherokee, Caravan,        Grand Cherokee
                                                  Voyager, Town & Country, Dodge Ram
                                                  Pick-up, Dakota, Wrangler,
                                                  Durango, Liberty, Neon,
                                                  PT Cruiser, Plymouth Prowler, Ram
                                                  Van, 300M, Voyager, Stratus,
                                                  Sebring
                              General Motors      CK Pick-up, ML Van, S-10, Cavalier,       Frontera, Corsa, Arena (van), Vectra,
                                                  Sunfire                                   GMT 355 Small Pick-up, Hummer II
                                                  Blazer, APV Vans, Bravada, Jimmy,
                                                  Geo
                                                  Tracker, Corsa, Astra, Grand Prix
                                                  (hatchback), Astra (Sedan),
                                                  Cadillac Seville
                                                  Astra (Station wagon), Calibra,
                                                  Vectra (Hatchback), Vectra (Sedan),
                                                  Vectra (Station wagon), Omega (Sedan),
                                                  Omega (Station wagon), Campo, Frontera,
                                                  Monterey, Zafira, Chevrolet Malibu,
                                                  Saturn 315 Vue, Firebird, Sunbird,
                                                  Bonneville, Grand Am, Grand Prix
                              Ford                Ranger, Transit, Explorer Sport           Focus Wagon, Ranger,
                                                  Trac, Windstar Minivan, Focus             Mondeo, Explorer, Connect, V227
                                                  Mondeo, Mondeo (Wagon),                   Jaguar, X350, X400 Sport
                                                  Scorpio (Sedan), Scorpio (Wagon)
                              Renault             Laguna (Station wagon), Laguna,           Laguna, Matra
                              Isuzu               Rodeo, Trooper
                              Toyota              4-Runner, RAV4, Tacoma Pick-up,           Landcruiser pick-up Previa, 355N
                                                  Sienna Minivan Sequoia SUV, Tundra
                                                  Pick-up Corolla, Corolla Wagon
                                                  Camry, Hi-Lux, Picnic, Previa,,
                                                  Carina
                                                  Hi-Ace, Celica, Yaris Verso
                              Nissan              Pathfinder, Pick-up, Quest,               Primera, Primera Wagon,
                                                  Infiniti, XTerra
                                                  Vehicle, QW Truck, Micra, Sunny,          Patrol, Terrano, MPV, Micra
                                                  Frontier, Almera, Primera,
                                                  Maxima, King Cab,                         Almera, Almera MPV, Tino MPV,
                                                  Mavric, Patrol, Serena, Vanette           Mitra
                              Mazda               121, MPV, J54, J16, 626, 323              626 Wagon, 323, Demio, R 8, 6
                                                                                            series
                                                                                            Tribute, MPV
                              Honda               Passport, Acura MDX, CRV                  PF Van, Honda HP
                              Mitsubishi          Montero, Montero Sport,                   Smart, Spacestart
                              FIAT                Almost all models
                              Alpha Romeo         Almost all models
                              Lancia              Almost all models
                              Subaru              Outback, Legacy, Forester, Impreza        79V
                              Range Rover         Range Rover, Land Rover                   Landrover range T5
                              Volvo               900 series (Sedan), 900 series,           900 series, S/V 70 series
                                                  P26E
                                                  (Station wagon), 850 (Sedan), 850

                                                                                                   AWARDED BUSINESS ON
                PRODUCT          OEM CUSTOMER              2001 PRODUCTION(A)                     FUTURE PRODUCTION(B)
           ---------------    ------------------  ------------------------------------      --------------------------
           Towing Systems     SAAB                9000 series, 900 series                   900 series, 9000 series, 9000
           (continued)                                                                      station wagon, small car 9-3,
                                                                                            small car 9-5, small station
                                                                                            wagon
                              Hyundai             Lantra, Sonata, Starex 4WD,               Trajet, Lantra, Joyce, TB (name
                                                  Accent, Atos                              still
                                                  Verna                                     Unknown), Facelift of XG
                              Peugeot             106, 306, 406 (Sedan), 406 (Station       206, 206 Sport, 207, 306 Break,
                                                  wagon), 406 (Coupe), 605, 806, J5         Boxer
                                                  (Van), Boxer (Van)
                              Suzuki              Almost All Models
                              Daihatsu            Gran Move, Move                           LCX Mini Van
                              KIA                 Clarus, Frontiers, Carnival               Sorento, Carens
                              SEAT                Toledo
                              Skoda               SK240                                     Ibiza, Arosa
                              Volkswagen          Golf 4, Caddy, Transporter, Polo,         Polo, Golf Passat
                                                  Euro
                              Audi                                                          A2, A8-4WD, A4-4WD
                              Daewoo              Nubira                                    U 100, Kalos, Nubira, Laganza
           Rack Systems       DaimlerChrysler     Cherokee, Grand Cherokee, Caravan,        Durango, CS
                                                  Voyager, Town & Country, Durango,
                                                  Mercedes M-Class, PT Cruiser, BW 72,
                                                  Jeep Liberty
                              General Motors      Suburban, Yukon, Tahoe, Astro,            Hummer, Trans Port, Venture,
                                                  Safari                                    Montana
                                                  Escalade, Denali, Avalanche, Z-71
                                                  SUV
                                                  Envoy, Trail Blazer, Bravada,
                                                  Saturn SUV
                              Ford                                                          D219
                              Honda               Acura MDX                                 Honda HP
                              Nissan              Pathfinder, Infinity QX4
                              Toyota                                                        Tacoma
                              Mitsubishi                                                    Montero Sport
                              Subaru              Outback, Impreza, Legacy, Forester
                              KIA                 Sportage                                  Sedona
                              Hyundi              Santa Fe, Alantra, Sanada, Accent
                              SEAT                Vario
                              Scoda               Octavia
                              Volvo               P26E
                              Audi                A6
                              Opel                Astra                                     Vectra, Astra, Ypsylon
                              BMW                 E-53 (SUV)

----------

(a)  Represents models for which the Company produced products in 2001.

(b) The amount of products produced under these awards is dependent on the number of vehicles manufactured by the OEMs. Many of the models are versions of vehicles not yet in production. There can be no assurance that any of these vehicles will be produced or that the Company will generate certain revenues under these awards even if the models are produced.

    Automotive Aftermarket. The Company sells its products directly into the automotive aftermarket through a number of channels, including wholesalers, retailers and installers, through its internal sales force and outside sales representatives. The largest of the Company's aftermarket customers include U-Haul, Balkamp, Advance Auto Parts, Coast Distribution System, Discount Auto Parts, Ace Hardware, Norauto, Brezan, Feuvert and Canadian Tire. The Company believes that it has established a reputation as a highly reliable aftermarket supplier able to meet its customers' requirements for on-time deliveries while minimizing the carrying levels of inventory.

    The Company's sales in the automotive aftermarket are seasonal. Historically the highest sales have been in the second quarter of each year and the second highest sales have been in the first quarter of each year.

PRODUCT DESIGN, DEVELOPMENT AND TESTING

    The Company believes that it is a leader in the design of towing systems and rack systems and accessories. The Company believes it offers products that possess greater quality, reliability and performance than the products sold by many of its competitors. The 121 members of the Company's engineering and design staff possess strong technical skills. The Company currently holds more than 125 U.S. and foreign patents, and has several patent applications pending. The expiration of such patents are not expected to have a material adverse effect on the Company's operations.

    The Company spent $9.4 million, $9.8 million and $10.3 million on engineering, research and development in 2001, 2000 and 1999, respectively. The Company works closely with OEMs to improve design and manufacturing technology and product functionality. When an OEM is in the process of developing a new model, it typically approaches an established or incumbent supplier with a request to supply the required towing system or rack system. The Company is typically contacted two to four years prior to the start of production of the new model. The Company's product development engineers then work closely with the OEM to develop a product that satisfies the OEM's aesthetic and functional requirements. This relationship also provides the Company with a competitive advantage in the aftermarket because, in many cases, the Company already possesses the knowledge to create a system compatible with new model vehicles prior to release.

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

    The Company has established quality procedures at each of its facilities and strives to manufacture the highest quality product possible. The Company has achieved ISO-9000 or QS-9000 certification for 13 of its 23 manufacturing and engineering facilities and is in the process of obtaining certification for other of its facilities. The Company has received numerous quality and performance awards from its OEM customers, including DaimlerChrysler's Gold Award, General Motors's Supplier of the Year Award, Ford's Q-1 Award, Toyota's Distinguished Supplier Award, KIA's Preferred Supplier Award and the Nissan Superior Supplier Performance Award.

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

AUTOMOTIVE OEM AND AFTERMARKET TRENDS

    As automobile and light truck manufacturers have faced increased global competition, they have sought to significantly improve quality, reduce costs and shorten the development time required for new vehicle models. These changes have altered the OEM/supplier relationship and benefited larger suppliers that have strong product engineering and development capabilities, superior quality products, lower unit costs and the ability to deliver products on a timely basis. Following are some of the significant trends impacting the automotive OEM market and automotive aftermarket.

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

    Pricing pressures. As a result of increased global competition, excess capacity and recent recessionary trends, many automotive OEMs have increased the pressures on suppliers to reduce selling prices. This pricing pressure in conjunction with the need to increase investment in product engineering and development capabilities has reduced the profitability of many tier one automotive suppliers. The Company works closely with its customers to find ways to reduce selling prices through design and engineering changes or to minimize the impact of price reductions through internal cost reductions and manufacturing efficiency gains. The Company believes that its design and engineering capabilities and manufacturing expertise may allow it to offset much of the mandated price reductions, while allowing the Company to increase business as customers look to reduce costs.

    Emergence of European Community Regulatory Standards. Trends within the European towing systems market result primarily from EC regulatory standards and the corresponding legislative framework. Such standards provide that a towing system must fit all the vehicle manufacturer's recommended fitting points, must not interfere with the vision of the number plate when not in use and must meet strict testing criteria for durability and safety. These standards have been adopted by The Netherlands, Germany, Sweden, Italy, the United Kingdom, France, Belgium, Luxembourg, Spain, Austria, Switzerland and Scandinavia. Other EC countries are expected to adopt the legislation. All of the Company's towing systems sold in Europe are designed and tested to satisfy these EC regulatory standards.

    Increased Levels of Manufacturing in North America by Transplants. Foreign automobile manufacturers with manufacturing operations in the United States ("transplants") have increased their share of North American light vehicle production from approximately 6% in 1986 to approximately 21% in 2001. Industry sources forecast that this trend will continue. For example, BMW commenced manufacturing in the U.S. in 1996 and launched production of its E-53 SUV in 1999. In addition, Toyota launched production of its Tundra pickup truck in Indiana during 1999 and launched production of its Sequoia SUV during 2000, and Honda began production of its Odyssey minivan in North America during 1999 and began production of its Acura MD SUV during 2000. The Company believes that increased levels of manufacturing of light trucks in North America by transplants will benefit full service, high quality suppliers with North American operations such as the Company.

COMPETITION

    The Company's industry is highly competitive. Although, the Company is one of the world's largest suppliers of towing and rack systems, a large number of actual or potential competitors exist, some of which are larger than the Company and have substantially greater resources than the Company. The Company competes primarily on the basis of product quality, cost, timely delivery, customer service, engineering and design capabilities and new product innovation in both the OEM market and the automotive aftermarket. The Company believes that as OEMs continue to strive to reduce new model development cost and time, innovation and design and engineering capabilities will become more important as a basis for distinguishing competitors. The Company believes it has an outstanding reputation in these areas. In the automotive aftermarket, the Company believes that its wide range of product applications is a competitive advantage. For example, the Company has developed towing systems to fit almost every light vehicle used for towing in North America and Europe. The Company believes its competitive advantage in the aftermarket is enhanced by its close relationships with OEMs, allowing the Company access to automobile design at an earlier time than its competitors.

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

COMPETITIVE ADVANTAGES

    Leading Global Market Position. Based on its knowledge of the industry, the Company believes that it is one of the world's largest suppliers of towing systems and one of the world's largest suppliers of rack systems. The Company also believes, based on its knowledge of the industry, that it is the largest supplier of towing systems in Europe and the second largest supplier of towing systems in North America. The Company also believes that it is one of the two largest suppliers of rack systems sold to automotive OEMs in North America. The Company has 28 facilities strategically located in North America and Europe. By virtue of its size and global presence, the Company believes it benefits from several competitive advantages, including the ability to (i) satisfy local design, production, quality and timing requirements of global OEMs; (ii) provide "one-stop shopping" for customers' product and service requirements; (iii) optimize plant production; (iv) maximize its raw material purchasing power; (v) spread its selling, administrative and product development expenses over a large base of net sales; and (vi) develop and maintain modern production facilities.

    Strong Relationships with Diverse Customer Base. The Company has an established position as a Tier 1 supplier of towing and/or rack systems to most of the OEMs manufacturing in North America and/or Europe including DaimlerChrysler, General Motors, Toyota, Opel, Volvo, Isuzu, Ford, BMW, Subaru, Fiat, Mitsubishi, Nissan, Volkswagen, SEAT, Skoda, Daewoo and Kia. Tier 1 status and strong customer relationships are important elements in achieving continued profitable growth because, as OEMs narrow their supplier bases, well regarded, existing suppliers have an advantage in gaining new contracts. The evolution of OEM relationships into strategic partnerships provides a significant advantage to Tier 1 suppliers with system integration capabilities (such as the Company) in retaining existing contracts as well as in participating during the design phase for new vehicles, which is integral to becoming a supplier for such new platforms. The Company is also a leading supplier of towing and rack systems to automotive aftermarket wholesalers, retailers and installers, such as U-Haul, Balkamp, Advance Auto Parts, Coast Distribution System, Discount Auto Parts, Ace Hardware, Norauto, Brezan, Feuvert and Canadian Tire.

    Comprehensive Product Line. The Company continues to position itself as a leading supplier to its customers for a growing range of products and services. Through its offering of over 2,000 towing system models, the Company's products fit almost every light vehicle used for towing in North America and Europe. The Company is one of a limited number of European manufacturers with such a broad product line that also satisfies EC regulatory standards. Competitors whose products do not satisfy such standards face substantial design and testing costs to offer a comparable product line that meets these safety standards. The Company has provided OEMs with fixed rack systems for approximately half of the light truck models produced in North America that utilize vehicle-specific fixed racks. The Company believes that its broad product offerings also facilitate strategic partnerships with automotive aftermarket wholesalers, retailers and installers.

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

    High Quality, Low Cost Manufacturing Position. The Company believes that it is one of the highest quality, lowest cost suppliers of towing and rack systems in North America and Europe. The Company has received numerous quality and performance awards, including DaimlerChrysler's Gold Award, General Motor's Supplier of the Year Award, Ford's Q-1 Award, Toyota's Distinguished Supplier Award, Kia's Preferred Supplier Award and Nissan's Superior Supplier Performance Award. Supplier quality systems are currently being standardized across OEMs through the ISO-9000 and QS-9000 programs. The Company has achieved ISO-9000 or QS-9000 certification for 13 of its 23 manufacturing and engineering facilities and is in the process of obtaining certification for other of its facilities. The Company's low cost position is a result of its strict cost controls and continuous improvement programs designed to enhance productivity. OEMs typically prefer stable suppliers who can generate productivity gains that can be shared to reduce OEM costs. The Company's cost controls are closely integrated with its quality driven manufacturing operations, thereby allowing it to profitably deliver high quality, easy to install and competitively-priced components on a just-in-time basis. The Company's focus on low cost manufacturing also provides benefits when selling products to the automotive aftermarket.

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

EMPLOYEES

    At December 31, 2001, the Company had approximately 2,200 employees of whom approximately 1,700 are hourly employees and approximately 500 are salaried personnel. Approximately 160 of the Company's employees in the United States at the Port Huron, Michigan facility are represented by the Teamsters Union. Collective bargaining agreements with the Teamsters Union affecting these employees expire in April 2004. As is common in many European jurisdictions, substantially all of the Company's employees in Europe are covered by country-wide collective bargaining agreements. The Company believes that its relations with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    For financial information about foreign and domestic operations of the Company and net sales by product line, see "Note 12" of the Company's "Notes to Consolidated Financial Statements" included in Item 8 of this report.

ITEM 2.    PROPERTIES

    The Company's executive offices are located in 14,550 square feet of leased space in Sterling Heights, Michigan. The Company has 28 facilities with a total of 2,247,954 square feet of space. The Company believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs.

    The Company's facilities are as follows:

                                                                                SQUARE    OWNED/         LEASE
                          LOCATION                  PRINCIPAL FUNCTIONS          FEET     LEASED     EXPIRATION**
                ---------------------------   -----------------------------   --------- ---------  --------------
                North America
                -------------
                Shelby Township, Michigan*    Manufacturing                     74,800    Owned                 --
                Shelby Township, Michigan*    Manufacturing                     13,000   Leased               2008
                Port Huron, Michigan*         Manufacturing                    200,000    Owned                 --
                Sterling Heights, Michigan*   Administration and engineering    14,550   Leased               2003
                Sterling Heights, Michigan    Manufacturing                     58,000   Leased               2006
                Madison Heights, Michigan*    Administration and                90,000   Leased               2002
                                              manufacturing
                Madison Heights, Michigan*    Engineering and manufacturing     18,000   Leased               2002
                Williston, Vermont            Warehousing                       10,000   Leased               2006
                Wyandot, Michigan             Manufacturing                      5,000   Leased               2002
                Lodi, California              Administration, engineering      150,000    Owned                 --
                                              and manufacturing
                Lodi, California              Warehousing                       77,760   Leased               2002
                Grove City, Ohio              Warehousing                       70,644   Leased               2006
                Dallas, Texas                 Warehousing                       23,800   Leased               2005
                Granby, Quebec                Administration, manufacturing     88,200   Leased               2003
                                              and warehousing
                Bromptonville, Quebec         Manufacturing                      2,000   Leased     Month to Month
                Hamer Bay, Ontario            Manufacturing                     15,000    Owned                 --

                Europe
                ------
                Sandhausen, Germany*          Administration and engineering     5,000   Leased     Month to Month
                Barcelona, Spain              Manufacturing                      6,200   Leased     Month to Month
                Bakov nad Jizerou, Czech      Manufacturing                      6,000   Leased     Month to Month
                 Republic*
                Staphorst, The Netherlands*   Administration, engineering      405,000    Owned                 --
                                              manufacturing, and warehousing
                Hoogeveen, The Netherlands*   Manufacturing                    185,000    Owned                 --
                Fensmark, Denmark*            Manufacturing and warehousing     95,000    Owned                 --
                Nuneaton, United Kingdom*     Manufacturing and warehousing     75,000    Owned                 --
                Vanersborg, Sweden*           Manufacturing and warehousing    160,000   Leased               2004
                Wolsztyn, Poland              Warehousing                        5,000   Leased     Month to Month
                Reims, France                 Manufacturing and warehousing    115,000    Owned                 --
                St. Victoria di Gualtieri,    Administration, engineering,     170,000   Leased               2003
                Italy                         manufacturing and warehousing
                St. Victoria di Gualtieri,    Manufacturing                    110,000   Leased               2003
                Italy

----------

 * QS 9000 and/or ISO 9000 certification.
** Gives effect to all renewal options.

ITEM 3.    LEGAL PROCEEDINGS

    Gibbs v. Advanced Accessory Systems, LLC. In February 1996, the Company commenced an action against two former employees alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. The Company is currently pursuing an appeal in the Sixth Circuit Court of Appeals. During 2001, the Company increased its estimated accrual for this matter by $600,000 which charge is included in interest expense. No amounts have been paid as of December 31, 2001.

    In addition to the above, from time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company maintains insurance coverage against claims in an amount which it believes to be adequate.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MEMBER MATTERS

    There is no established public trading market for the Company's Class A or Class A-1 Units. At March 20, 2001, there were 19 holders of record of Class A Units and one holder of record of Class A-1 Units. Except as set forth below with respect to quarterly tax distributions to Members, the Company has never declared or paid dividends (or made any other distributions) on the Class A Units or the Class A-1 Units and does not anticipate doing so in the foreseeable future. Under certain loan agreements, the Company is prohibited from declaring or paying any cash dividend or making distributions thereon, except for quarterly distributions to Members to the extent of any tax liability with respect to the Class A Units and Class A-1 Units and except for repurchases of Class A Units from employees upon a termination of their employment with the Company pursuant to an Employment Agreement and the Operating Agreement.

    Class A Units are convertible into Class A-1 Units by holders that are regulated financial institutions. Class A-1 Units are convertible into Class A Units provided such conversion is not in violation of certain governmental regulations of the unit holder.

    As listed below, since January 1, 1999, the Company has issued unregistered securities to investors and to certain other individuals. Each such issuance was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) of the Securities Act on the basis that such transactions did not involve a public offering.

         1) On May 18, 1999 pursuant to a subscription agreement, the Company issued 25 of its Class A Units for an aggregate purchase price of $100,000 to Bryan A Fletcher.

         2) On January 1, 2000, the Company issued 3,655 of its Class A-1 Units to J.P. Morgan Partners (23A SBIC), LLC in exchange for 3,655 Class A Units.

         3) On November 11, 2000 the Company issued 1,478 of its Class A-1 Units to J.P. Morgan Partners (23A SBIC), LLC in exchange for 1,478 Class A Units.

ITEM 6.    SELECTED FINANCIAL DATA

    The information below presents consolidated financial data of the Company and includes (i) the operations of the sportrack division of Bell and Nomadic subsequent to the SportRack Accessories Acquisition on July 2, 1997 and July 24, 1997, respectively, (ii) the operations of Valley subsequent to the Valley Acquisition on August 5, 1997, (iii) the operations of Ellebi subsequent to the Ellebi Acquisition on January 2, 1998, (iv) the operations of Transfo-Rakzs subsequent to the Transfo-Rakzs Acquisition on February 7, 1998, (v) the operations of Titan subsequent to the Titan Acquisition on February 22, 2000 and
(vi) the operations of Barrecrafters subsequent to the Barrecrafters Acquisition on September 5, 2000, and have been derived from the audited financial statements of the Company. The following table should be read in conjunction with the consolidated financial statements of the Company and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                    YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------
                                                 2001        2000(3)        1999        1998(2)     1997(1)
                                               ---------    ---------    ---------    ---------    ---------
                                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales ..................................   $ 314,035    $ 318,817    $ 314,142    $ 292,145    $ 189,352
Cost of sales(4) ...........................     239,583      239,090      227,889      215,441      136,230
                                               ---------    ---------    ---------    ---------    ---------
  Gross profit .............................      74,452       79,727       86,253       76,704       53,122
Selling, administrative and product
  development expenses(4) ..................      44,769       45,527       50,258       50,839       31,350
Amortization of intangible assets ..........       3,312        3,297        3,245        3,551        2,336
Impairment charge(4) .......................        --           --           --          7,863         --
                                               ---------    ---------    ---------    ---------    ---------
  Operating income .........................      26,371       30,903       32,750       14,451       19,436
Other (income) expense
  Interest expense .........................      17,684       17,950       17,453       18,633       12,627
  Foreign currency (gain) loss(5) ..........       4,948        5,386        7,912       (4,995)       6,097
  Other, net ...............................         743           52        1,990         --           --
                                               ---------    ---------    ---------    ---------    ---------
  Income before minority interest,
    extraordinary charge and income
    taxes ..................................       2,996        7,515        5,395          813          712
Provision (benefit) for income
  taxes(6) .................................         602         (278)         417          903       (2,856)
                                               ---------    ---------    ---------    ---------    ---------
  Income (loss) before minority interest
    and extraordinary charge ...............       2,394        7,793        4,978          (90)       3,568
Minority interest ..........................        --           --           --           --             97
                                               ---------    ---------    ---------    ---------    ---------
  Income (loss) before extraordinary
    charge .................................       2,394        7,793        4,978          (90)       3,471
Extraordinary charge(7) ....................        --           --           --           --          7,416
                                               ---------    ---------    ---------    ---------    ---------
  Net income (loss) ........................   $   2,394    $   7,793    $   4,978    $     (90)   $  (3,945)
                                               =========    =========    =========    =========    =========
OTHER DATA:
Cash flows provided by operating
  activities ...............................   $  27,651    $  21,416    $  25,014    $  21,879    $   6,982
Cash flows (used for) investing
  activities ...............................      (7,580)     (13,249)     (11,775)     (31,618)     (79,733)
Cash flows provided by (used for)
  financing activities .....................     (20,389)     (14,982)     (18,185)      (8,367)      97,080
EBITDA(8) ..................................      40,252       44,546       46,539       38,364       27,916
Depreciation ...............................      10,569       10,346       10,418       10,857        6,144
Capital expenditures .......................       7,580       10,445       11,775        9,998        7,751
Ratio of EBITDA to interest expense ........       2.28x        2.48x        2.67x        2.06x        2.21x
Ratio of earnings to fixed charges(9)  .....       1.15x        1.36x        1.29x        1.04x        1.06x

BALANCE SHEET DATA (AT END OF PERIOD)
Cash .......................................   $   2,139    $   3,315    $   8,718    $  11,240    $  27,348
Working capital ............................      23,380       34,791       36,825       49,232       65,803
Total assets ...............................     228,290      242,497      251,213      258,981      265,558
Total debt, including current maturities ...     156,649      175,635      178,498      187,524      197,126
Mandatorily redeemable warrants ............       5,130        5,010        4,810        4,409        3,507
Distributions to members ...................         801        6,090        4,720          195        2,945
Members' equity ............................       8,324        5,896       10,331       15,147       16,444

----------

(1) The Company acquired the assets of the sportrack division of Bell on July 2, 1997, Nomadic on July 24, 1997, and of Valley Industries on August 5, 1997. The SportRack Accessories Acquisition and Valley Acquisition have been accounted for in accordance with the purchase method of accounting. Accordingly, the operating results of SportRack Accessories and Valley are included in the consolidated operating results of the Company subsequent to the respective acquisition dates.

(2) The Company acquired the towbar segment of Ellebi S.p.A. on January 2, 1998 and the assets of Transfo-Rakzs on February 7, 1998. The Ellebi Acquisition and Transfo-Rakzs Acquisition have been accounted for in accordance with the purchase method of accounting. Accordingly, the operating results of Ellebi and Transfo-Rakzs are included in the consolidated operating results of the Company subsequent to the respective acquisition dates.

(3) The Company acquired the assets of Titan Industries, Inc. on February 22, 2000 and the assets of Barrecrafters on September 5, 2000. The Titan Acquisition and Barrecrafters Acquisition have been accounted for in accordance with the purchase method of accounting. Accordingly, the operating results of Titan and Barrecrafters are included in the consolidated operating results of the Company subsequent to the respective acquisition dates.

(4) In June 1998, information became available that indicated that certain assets acquired from Bell (accounts receivable, inventory and tooling) had a fair value less than originally recorded. The SportRack Accessories purchase was renegotiated and a $2.0 million reimbursement was received from Bell. Accounts receivable, inventory and tooling were reduced by $6.5 million and additional goodwill of $4.5 million, net of the $2.0 million reimbursement from Bell, was recorded. During the second half of 1998, management further reassessed the operations of SportRack Accessories, took actions to restructure the operations, and recorded restructuring charges totaling $1.9 million. Restructuring charges have been included in cost of sales ($1.1 million) and in selling, administrative and product development expenses ($832,000) in the Company's consolidated statement of operations. All restructuring costs have been incurred as of December 31, 1998. Concurrent with the reassessment of the SportRack Accessories operations, management reviewed the carrying value of goodwill and other intangible assets, determined that future cash flows would not be sufficient to recover recorded amounts, and recorded an impairment charge of $7.9 million.

(5) Primarily represents net currency gains and loss on indebtedness of the Company's foreign subsidiaries denominated in currencies other than their functional currency.

(6) The Company is a limited liability corporation and, as such, the earnings of the Company and its domestic subsidiaries, except for AAS Holdings, Inc. (a holding company for Brink) which is a C corporation, are included in the taxable income of the Company's unitholders and no federal income tax provision is required. The Company's foreign and taxable domestic subsidiaries provide for income taxes on their results of operations.

(7) In connection with indebtedness extinguished as a result of issuing the Notes (as defined below), a prepayment penalty of $1.4 million, $3.1 million of unamortized debt discount, and unamortized deferred debt issuance costs of $3.2 million were charged to operations during 1997. The debt extinguishment charges in 1997 were reduced by $365,000 representing the income tax benefit recognized by Brink.

(8) EBITDA is defined as operating income plus depreciation and amortization adjusted in 1998 for the non-cash portion of impairment and restructuring charges ($9.5 million for the year ended December 31, 1998), which definition may not be comparable to similarly titled measures reported by other companies. EBITDA is presented because it is generally accepted as providing useful information regarding a company's ability to service and/or incur indebtedness. However, EBITDA should not be considered in isolation from or as an alternative to net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. In addition, funds depicted by the EBITDA measurement are not fully available for discretionary use because of debt service requirements, expenditures for capital replacement and expansion, and the need to conserve funds for other commitments and uncertainties.

(9) For purposes of determining the ratio of earnings to fixed charges, "earnings" are defined as income (loss) before minority interest, extraordinary charge and income taxes, plus fixed charges. "Fixed charges" consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the component of operating lease rental expense that management believes is representative of the interest component of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this Form 10-K. This Form 10-K contains forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth above, in the material set forth below, in the material set forth in Item 1. "Business," as well as in this Form 10-K generally. These may include statements projecting, forecasting or estimating Company performance and industry trends. General risks that may impact the achievement of such forecasts include, but are not limited to, compliance with new laws and regulations, general economic conditions in the markets in which the Company operates, fluctuation in demand for the Company's products and in the production of vehicles for which the Company is a supplier, significant raw material price fluctuations, labor disputes involving the Company or its significant customers or suppliers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers, the substantial leverage of the Company, limitations imposed by the Company's debt facilities, changes in the popularity of particular vehicle models or towing and rack systems, the loss of programs on particular vehicle models, risks associated with conducting business in foreign countries and other business factors. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements. All of these forward looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. The Company does not intend to update these forward-looking statements.

GENERAL

    An affiliate of JPMP and certain members of the Company's management formed the Company in September 1995 to make strategic acquisitions of automotive exterior accessory manufacturers and to integrate those acquisitions into a global enterprise that would be a preferred supplier to the automotive industry.

RECENT ACQUISITIONS

    In February 2000, the Company through Valley, acquired the assets of Titan Industries, Inc. ("Titan"). Titan is a North American Supplier of trailer balls and other towing related accessories to the automotive aftermarket.

    In September 2000, the Company through SportRack Accessories, acquired the assets of the Wiswall Hill Corporation ("Wiswall Hill" or "Barrecrafters"). Wiswall Hill is a North American supplier of rack systems and accessories to the automotive aftermarket under its popular brand name, Barrecrafters.

SUMMARY RESULTS OF OPERATIONS

    The following table presents the major components of the statement of operations together with percentages of each component as a percentage of net sales.

                                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------------------
                                                                      2001                 2000                  1999
                                                               ------------------   -------------------    -----------------
                                                                                   (DOLLARS IN THOUSANDS)
                   Net sales ...............................   $ 314,035   100.0%  $318,817      100.0%    $314,142   100.0%
                     Gross profit ..........................      74,452    23.7%    79,727       25.0%      86,253    27.5%
                   Selling, administrative and product .....      44,769    14.3%    45,527       14.3%      50,258    16.0%
                     development expenses
                   Amortization of intangible assets .......       3,312     1.1%     3,297        1.0%       3,245     1.0%
                     Operating income ......................      26,371     8.4%    30,903        9.7%      32,750    10.4%
                   Interest expense ........................      17,684     5.6%    17,950        5.6%      17,453     5.6%
                   Foreign currency loss ...................       4,948     1.6%     5,386        1.7%       7,912     2.5%
                   Other expense ...........................         743     1.2%        52        0.1%       1,990     0.6%
                   Income before income taxes ..............       2,996     1.0%     7,515        2.4%       5,395     1.7%
                   Income tax provision (benefit) ..........         602     0.2%      (278)       0.1%         417     0.1%
                   Net income ..............................       2,394     0.8%     7,793        2.4%       4,978     1.6%

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

         Net sales. Net sales for 2001 were $314.0 million, representing a decrease of $4.8 million, or 1.5%, from net sales for 2000. This decrease resulted from decreased sales to OEMs of approximately $4.2 million and the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries totaling $2.1 million. The North American OEMs reduced vehicle production beginning in the fourth quarter of 2000 and continuing in 2001 in response to lower sales of new vehicles in the North American automotive market, resulting in an approximately $9.0 million decrease in sales. Sales were also reduced by approximately $6.0 million as a result of price decreases given to the Company's OEM customers during 2001. Additionally, in efforts to reduce overall vehicle cost, certain of the Company's customers reduced or eliminated certain components of their vehicles, including products manufactured by the Company, resulting in an approximately $6.0 million decrease in sales. These decreases were partially offset by approximately $17.0 million in sales of new products for new vehicles introduced during 2001 and higher sales to the automotive aftermarket totaling $1.4 million

         Gross profit. Gross profit for 2001 was $74.5 million, representing a decrease of $5.3 million, or 6.6%, from the gross profit for 2000. Gross profit as a percentage of net sales was 23.7% in 2001 compared to 25.0% in 2000. The decrease in the gross margin percentage was primarily attributable to price reductions given to the Company's largest customer which were only partially offset by internal cost reductions. Additionally, the Company's North American OEM towing business continued to experience reduced productivity during 2001. The gross profit percentage was also reduced due to proportionately lower sales for Brink which has a greater gross margin percentage as compared with the Company as a whole. Reduced sales for Brink are attributable to the decline in the exchange rate between the European Euro and the U.S. Dollar for 2001 compared with 2000.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for 2001 were $44.8 million, representing a decrease of $758,000, or 1.7%, compared with the selling, administrative and product development expenses for 2000. The decrease resulted from an approximately $633,000 reduction in corporate administrative expenses, lower sales at Brink, which has greater selling, administrative and product development expenses as a percentage of sales compared to the Company as a whole, and the lack of approximately $900,000 of legal and accounting costs incurred in 2000 related to a potential recapitalization of the Company's equity securities during the year, partially offset by the lack of the $1.9 million benefit recognized in 2000 related to a contingent obligation to a customer. Selling, administrative and product development expenses as a percentage of net sales was 14.3% in 2001 and 2000.

         Operating income. Operating income for 2001 was $26.4 million, a decrease of $4.5 million, or 14.7%, compared with operating income for 2000. The decrease in operating income reflects the decrease in gross profit partially offset by the decrease in selling, administrative and product development expenses. Operating income as a percentage of net sales decreased to 8.4% in 2001 from 9.7% in 2000 due primarily to the decrease in the gross margin percentage. Under a new accounting standard that the Company will adopt as of January 1, 2002, goodwill will no longer be amortized, see "New Accounting Pronouncements". As a result, operating income for 2002 is expected to be $3.0 million higher.

         Interest expense. Interest expense for 2001 was $17.7 million, a decrease of $266,000 from interest expense for 2000. Lower average indebtedness and lower interest rates on the Company's variable rate debt were partially offset by $342,000 of bank fees related to amending the Second Amended and Restated Credit Agreement and $150,000 more interest recorded in 2001 than 2000 for an estimated contingent legal liability, see "2000 compared to 1999 - Other expense". Interest rates on the Company's senior indebtedness will increase in 2002 as a result of amendments to the U.S. Credit Agreement in 2001.

         Foreign currency loss. Foreign currency loss in 2001 was $4.9 million, compared to a foreign currency loss of $5.4 million in 2000. The Company's foreign currency loss during 2001 was primarily related to Brink and SportRack Accessories, each of which have indebtedness, including intercompany indebtedness, denominated in U.S. Dollars. During 2001 and 2000, the U.S. Dollar strengthened significantly in relation to the European Euro, the functional currency of Brink. The U.S. Dollar strengthening was less significant during 2001 than 2000. Additionally, the U.S. Dollar strengthened significantly in relation to the Canadian Dollar, the functional currency of SportRack Accessories.

         Other expense. Other expense for 2001 consists primarily of losses on the disposal of property and equipment.

         Provision (benefit) for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, most of the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During 2001, the Company had a loss before income taxes for its taxable subsidiaries totaling $3.1 million but recorded a provision for income taxes of $602,000. The provision resulted primarily from the pretax income of Brink which was offset by the pretax losses of SportRack Accessories. The tax benefit for SportRack Accessories was offset by the increase in the valuation allowance recorded against the tax assets of the subsidiary. Additionally, the effective tax rate differs from the U.S. federal income tax rate due to differences in the tax rates of foreign countries. During 2000, the Company had a loss before income taxes for its taxable subsidiaries totaling $3.0 million and recorded a benefit for income taxes of $278,000.

         Net income. Net income for 2001 was $2.4 million, as compared to net income of $7.8 million in 2000, a decrease of $5.4 million. The change in net income is primarily attributable to the decrease in operating income and increases in other expenses and taxes, partially offset by the decrease in foreign currency losses.

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

         Foreign currency loss. Foreign currency loss in 2000 was $5.4 million, compared to a foreign currency loss of $7.9 million in 1999. The Company's foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. Dollars. During 2000 the U.S. Dollar strengthened significantly in relation to the European Euro, the functional currency of Brink. In 1999, the U.S. Dollar strengthened in relation to the European Euro by a greater amount.

         Other expense. In February 1996, the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreement with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999, a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. The Company is currently pursuing an appeal in the Sixth Circuit Court of Appeals. During the first quarter of 1999, the Company increased its estimated accrual for this matter by $2.0 million which charge is included in other expense. No amounts have been paid as of December 31, 2000.

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

         Net income. Net income for 2000 was $7.8 million, as compared to net income of $5.0 million in 1999, an increase of $2.8 million. The change in net income is primarily attributable to decreases in operating expenses, foreign currency losses and other expense partially offset by a decrease in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at December 31, 2001 was $156.6 million, including current maturities of $11.0 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement ("U.S. Credit Facility").

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

                                                                2001            2000               1999
                                                             ----------      ----------         ----------
                                                                           (IN THOUSANDS)

                   Working capital.....................      $   23,380        $   34,791       $   36,825
                   Cash flows provided by operating
                     activities........................          27,651            21,416           25,014
                   Cash flows used for investing
                     activities........................          (7,580)          (13,249)         (11,775)
                   Cash flows used for financing
                     activities........................         (20,389)          (14,982)         (18,185)

Working Capital

    Working capital decreased by $11.4 million to $23.4 million at December 31, 2001 from $34.8 million at December 31, 2000 due to a decrease in other current assets of $2.8 million, a decrease in inventory of $1.4 million, a decrease in cash of $1.2 million, an increase in accounts payable of $4.1 million, a reclassification of mandatorily redeemable warrants to a component of current liabilities of $5.1 million and decreases attributable to the decline of the exchange rates between the functional currencies of the Company's foreign subsidiaries against the U.S. Dollar totaling $1.1 million. These decreases were partially offset by an increase in accounts receivable of $2.6 million and decreases in accrued liabilities and the current portion of long term debt $950,000 and $788,000, respectively.

    Cash decreased by $1.2 million to $2.1 million at December 31, 2001 from $3.3 million at December 31, 2000 primarily due to investing and financing activities of $7.6 million and $20.4 million, respectively, partially offset by cash provided by operating activities of $27.7 million. Accounts receivable increased primarily as a result of an increase in sales levels during the fourth quarter of 2001 as compared with the fourth quarter of 2000. This increase in sales is primarily attributable to the North American OEMs which had reduced production schedules during the fourth quarter of 2000 and closed several plants on a temporary basis to correct for their growing inventory levels and to adjust for a slowing automotive sales market. The increase in accounts payable reflected increased purchasing activities to support the increased sales volume during the fourth quarter of 2001 as compared with the fourth quarter of 2000. The decrease in other current assets is primarily related to decreased investment in customer reimbursable tooling reflecting a lower number of new products under development as of December 31, 2001 as compared with 2000.

Operating Activities

    Cash flow provided by operating activities for 2001 was $27.7 million, compared to $21.4 million in 2000 and $25.0 million in 1999. Cash flow for 2001 increased from 2000 primarily due to a decreased investment in working capital. Cash flow for 2000 decreased from 1999 due to an increased investment in working capital and non-current assets and the declining exchange rate between the U.S. Dollar and the functional currency of the Company's foreign subsidiaries.

    The Company's European and Canadian subsidiaries have income tax net operating loss carryforwards ("NOLs") of approximately $6.2 million and $10.6 million, respectively, at December 31, 2001. The European NOLs have no expiration date and the Canadian

NOLs expire in 2004 through 2008. Management believes that it is more likely than not that a portion of the deferred tax assets of the Canadian subsidiaries will not be realized and a valuation allowance of $5.7 million has been recorded against such assets. No valuation allowance has been recorded for the European NOLs as it is management's belief that it is more likely than not that the related deferred tax asset will be realized.

Investing Activities

    Investing cash flows include acquisitions of property and equipment of $6.9 million, $10.4 million and $11.8 million in 2001, 2000 and 1999, respectively. The lower capital expenditures during 2001 reflected a reduced need to increase production capacity and management's efforts to increase the productivity of existing equipment. The Company estimates that capital expenditures for 2002 will be approximately $8.0 million, primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's 2002 capital expenditures are anticipated to by paid for from cash flow provided by operating activities or borrowings against the Company's revolving notes and include approximately $4.0 million for replacing and upgrading existing equipment. The Company's ability to make capital expenditures is subject to restrictions in the U.S. Credit Facility, including a maximum of $12.5 million of capital expenditures annually.

    Investing cash flows in 2000 include $2.8 million for the acquisitions of Titan and Barrecrafters.

Financing Activities

     During 2001, financing cash flows included payments of principal on the Company's term indebtedness of $11.7 million, net payments of $8.3 million on the Company's revolving line of credit and distributions to members in amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members totaling $801,000.

    During 2000, financing cash flows included net borrowings on the Company's revolving line of credit totaling $11.3 million offset by payments of principal on the Company's term indebtedness of $13.9 million, distributions to members in amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members totaling $6.1 million and repurchase of membership units of $6.4 million. Principal payments included $12.5 million in scheduled repayments and a $1.4 million mandatory prepayment required as a result of the Company having excess cash flows during 1999 as defined by the U.S. Credit Facility.

    During 1999, financing cash flows included payments of principal on the Company's term indebtedness of $9.3 million, distributions to members in amounts sufficient to meet the tax liability on the company's domestic taxable income which accrues to individual members totaling $4.7 million and repurchase membership units of $4.3 million. Principal payments included $5.9 million in scheduled repayments and a $3.4 million mandatory prepayment required as a result of the Company having excess cash flows during 1998 as defined by the U.S. Credit Facility. Repurchase of membership units included repurchases from the Company's former Chief Executive Officer of $4.3 million.

Debt and Credit Sources

    Borrowings under the Company's U.S. Credit Facility and the Company's First Amended and Restated Credit Agreement ("Canadian Credit Facility") bear interest at floating rates, which require interest payments on varying dates depending on the interest rate option selected by the Company. Under the terms of these credit facilities, the Company will be required to make principal payments totaling approximately $10.9 million in 2002, $12.0 million in 2003 and $8.7 million in 2004. On December 15, 2001, the Company entered into Amendment No. 9 to the U.S. Credit Facility which reset certain financial covenants for fiscal years 2001 and 2002 and provided the Company with additional liquidity by adding a conditional supplemental revolving loan facility of up to $10.0 million which is available until March 31, 2003. The Notes bear interest at 9.75% which is payable semiannually in arrears. See "Note 3" to the Company's "Consolidated Financial Statements" for additional information regarding the U.S. Credit Facility, the Canadian Credit Facility and the Senior Subordinated Notes.

    The Company expects that its primary sources of cash will be from operating activities and borrowings under the U.S. Credit Facility and Canadian Credit Facility, each of which provide the Company with revolving notes. As of December 31, 2001, the Company had $3.0 million borrowed under the revolving note of the U.S. Credit Facility and had an outstanding letter of credit of $8.0 million issued to benefit plaintiffs in a lawsuit against the Company. For a description of the Company's contingent obligations with respect to that lawsuit, see "Results of Operations - 2000 Compared to 1999- Other expense". No amounts were borrowed under the revolving note of the Canadian Credit Facility or the conditional supplemental revolving note. Available borrowing capacity under the revolving notes was $24.0 million as of December 31, 2001. Future acquisitions, if any, may require additional third party financing and there can be no assurances that such funds would be available on terms satisfactory to the Company, if at all.

    The Company's ability to satisfy its debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the U.S. Credit Facility and the Canadian Credit Facility or successor facilities. The Company anticipates that, based on current and expected levels of operations, its operating cash flow, together with borrowings under the U.S. Credit Facility and the Canadian Credit Facility, should be sufficient to meet its debt service, working capital and capital expenditure requirements for the foreseeable future, although no assurances can be given in this regard, including as to the ability to increase revenues or profit margins. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all, including, whether, and on what terms, the Company could raise equity capital. See "Forward Looking Statements" and the introductory paragraph of this Item 7.

    The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, the Czech Republic and Italy. Net sales from international operations during 2001 were approximately $90.4 million, or 28.8% of the Company's net sales. At December 31, 2001, assets associated with these operations were approximately 37.9% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. dollar of approximately $7.5 million.

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

    The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at December 31, 2001 and does not use derivative financial instruments for trading or speculative purposes.

CRITICAL ACCOUNTING POLICIES

    The Company prepared its financial statements in conformity with accounting principles generally accepted in the Unites States of America. In this process, it is often necessary for management to select accounting policies and make estimates about matters that are inherently uncertain. Estimates are developed using various methods and by making certain assumptions and require management to make subjective and complex judgments. Variations in these accounting policies and estimates can significantly affect the amounts reported in the consolidated financial statements and the attached notes. These methods and assumptions have been developed based upon available information. However actual results can differ from assumed and estimated amounts.

    The significant accounting polices applied in preparing the Company's financial statements are described in Note 1 to the financial statements. Policies which are considered critical are described below.

    Impairment of Long-Lived Assets. Management evaluates the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At that time, a comparison is made between estimated future cash flows expected to result from the use of the asset and its eventual disposition and the carrying value of the asset. Future cash flows are estimated using current and forecasted revenues, projected profit margins and the current and expected future economic environment. Impairments of long-lived assets may be reported if the facts and circumstances surrounding assumptions made in developing estimates of future cash flows were to change. The Company will change its methodology for assessing goodwill impairments beginning on January 1, 2002, see "New Accounting Pronouncements".

    Contingent obligations and losses. The Company is subject to various contingent obligations and losses including contingent legal obligations, see
Item 3. "Legal Proceedings". The Company establishes reserves for contingent obligations and losses when information concerning an obligation or loss indicates that it is probable that an asset had been impaired or a liability had been incurred provided that the amount of the loss can be reasonably estimated. Estimates of the cost are derived using known and assumed facts related to the specific circumstances surrounding each obligation. Management reviews and updates these estimates periodically. The ultimate cost of the Company's contingent obligations may be greater or less than the established accruals and could have a material impact upon the Company's financial position and results of operations.

    Workers compensation expense. The Company establishes accruals for workers' compensation claims utilizing actuarial methods to estimate the undiscounted future cash payments that will be made to satisfy the claims. The estimates are based both on historical experience, industry trends and current legal, economic and regulatory factors. The ultimate cost of these claims may be greater than or less than the established accrual and could have a material impact upon the Company's financial position and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

    On January 1, 2002, the Company will adopt the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" (SFAS 142) and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 142 will change the methodology for assessing goodwill impairments. The initial application of this statement is likely to result in the impairment of goodwill due to the differences in the methods of calculating impairment. The first step of the initial impairment test required by SFAS 142 has been substantially completed and has identified $29.2 million of goodwill that may be impaired based upon the new accounting standard. The impairment testing required to determine the actual amounts of goodwill impaired will be completed in 2002. Additionally, under the new standard, goodwill is no longer amortized but is to be tested periodically for impairment. This will result in a reduction of approximately $3.0 million in amortization of intangible assets annually. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial position of results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to certain market risks which exist as a part of its ongoing business operations. Primary exposures include fluctuations in the value of foreign currency investments in subsidiaries, volatility in the translation of foreign currency earnings to U.S. Dollars, indebtedness, including intercompany indebtedness, of foreign subsidiaries denominated in currencies other then their functional currency and movements in Federal Funds rates and the London Interbank Offered Rate ("LIBOR"). The Company, as a matter of policy, does not engage in trading or speculative transactions.

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which consist of debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Intercompany indebtedness is due on demand and is therefore show and maturing in 2002. Weighted average variable rates are based on current rates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in U.S. dollars ($US) and Canadian dollars ($CAN), as indicated in parentheses.

                                                                DECEMBER 31, 2001
                                                              EXPECTED MATURITY DATE
                           ------------------------------------------------------------------------------------------
                                2002           2003             2004           2005           2006        THEREAFTER     FAIR VALUE
                           -------------  --------------   -------------  -------------  -------------  -------------  ------------
                                                                  ($US EQUIVALENT IN THOUSANDS)
Fixed Rate ($US)             $     103      $     102        $      76      $      62      $      56      $ 125,000      $ 104,149
   Average interest rate           7.0%           7.0%             7.0%           7.0%           7.0%          9.75%
Variable Rate ($US)          $   8,341      $  10,073        $   8,654      $      --      $      --      $      --      $  27,041
   Average interest rate          5.79%          5.79%            5.79%            --             --             --
Variable Rate ($CAN)         $   2,579      $   1,930        $      --      $      --      $      --      $      --      $   4,509
   Average interest rate          4.75%          4.75%              --             --             --             --
Intercompany  indebtedness   $  30,650      $      --        $      --      $      --      $      --      $      --      $  30,650
  denominated in
  currency other than
  the functional
  currency (Euro)
   Average interest rate          7.08%            --               --             --             --             --
Intercompany  indebtedness      28,866      $      --        $      --      $      --      $      --      $      --      $  28,866
  denominated in
  currency other than
  the functional
  currency ($CAN)
   Average interest rate          7.08%

                                                                DECEMBER 31, 2000
                                                              EXPECTED MATURITY DATE
                           ------------------------------------------------------------------------------------------
                                2001           2002             2003           2004           2005        THEREAFTER     FAIR VALUE
                           -------------  --------------   -------------  -------------  -------------  -------------  ------------
                                                              ($US EQUIVALENT IN THOUSANDS)
Fixed Rate ($US)             $      --      $      --        $      --      $      --      $      --      $ 125,000      $  85,000
   Average interest rate           7.0%           7.0%             7.0%           7.0%           7.0%          9.75%
Variable Rate ($US)          $   9,074      $   7,336        $   7,071      $   8,655      $      --      $      --      $  32,153
   Average interest rate          9.02%          9.02%            9.02%          9.02%            --             --
Variable Rate ($CAN)         $   2,737      $   2,737        $   2,049      $      --      $      --      $      --      $   7,523
   Average interest rate          8.25%          8.25%            8.25%            --             --             --
Intercompany                 $  21,496      $      --        $      --      $      --      $      --      $      --
  indebtedness
  denominated in
  currency other than
  the functional
  currency (Euro)
   Average interest rate          8.58%
Intercompany                 $  22,966      $      --        $      --      $      --      $      --      $      --
  indebtedness
  denominated in
  currency other than
  the functional
  currency ($CAN)
   Average interest rate          8.58%

         The changes from 2000 to 2001 are primarily due to the Company's repayment of approximately $8.3 million of revolving loans and approximately $11.7 million of other indebtedness in 2001.

         The table below provides information about the Company's financial instruments and foreign currency earnings by functional currency and presents such information in U.S. dollar equivalents. The table summarizes information on instruments, consisting of foreign currency investments in subsidiaries, and foreign currency earnings that are sensitive to foreign currency exchange rates. The Company has foreign currency investments in other currencies that are not included in the table since they are not material. For foreign currency investments, the table presents the amount invested (translated into U.S. dollars at year-end exchange rates) and identifies the currency of the investment and the exchange rate. For foreign currency earnings, the table presents the amount of earnings (translated from the functional currency into U.S. dollars at the average exchange rate for the year) and identifies the functional currency and the exchange rate.

                                                                    DECEMBER 31,
                                                               2001                 2000
                                                          --------------       ---------
                                                             ($US EQUIVALENT IN THOUSANDS)
       Foreign Currency Investments In Subsidiaries
         (U.S.$ functional currency)
          Euro                                               8,949               9,000
            Exchange Rate                                     0.89                0.93
       Foreign Currency Earnings (Losses)
         $CAD Functional Currency                           (4,082)             (2,305)
            Exchange Rate                                      0.64               0.67
         Euro Functional Currency                              349                (393)
            Exchange Rate                                     0.89                0.91

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Accountants...........................................................................   22

         Consolidated Balance Sheets-- December 31, 2001 and 2000....................................................   23

         Consolidated Statements of Operations-- Years Ended December 31, 2001, 2000 and 1999........................   24

         Consolidated Statements of Cash Flows-- Years Ended December 31, 2001, 2000 and 1999........................   25

         Consolidated Statements of Changes in Members' Equity -- Years Ended December 31, 2001, 2000 and 1999.......   26

         Notes to Consolidated Financial Statements..................................................................   27

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Managers
and Members of
Advanced Accessory Systems, LLC

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanced Accessory Systems, LLC and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Detroit, Michigan
March 15, 2002

                         ADVANCED ACCESSORY SYSTEMS, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                    -------------------------
                                                                                        2001          2000
                                                                                    -----------   -----------
                                                                                       (DOLLAR AMOUNTS IN
                                                                                           THOUSANDS)
                                                                ASSETS
                      Current assets
                        Cash.....................................................     $  2,139      $  3,315
                        Accounts receivable, less reserves of $1,788 and
                           $2,140, respectively..................................       44,790        42,942
                        Inventories..............................................       39,432        42,094
                        Deferred income taxes....................................        1,643         1,775
                        Other current assets.....................................        4,133         6,874
                                                                                      --------      --------
                             Total current assets................................       92,137        97,000
                      Property and equipment, net................................       54,404        58,232
                      Goodwill, net..............................................       73,394        77,391
                      Other intangible assets, net...............................        4,685         5,030
                      Deferred income taxes......................................        1,932         2,020
                      Other noncurrent assets....................................        1,738         2,824
                                                                                      --------      --------
                                                                                      $228,290      $242,497
                                                                                      ========      ========
                                     LIABILITIES AND MEMBERS' EQUITY
                      Current liabilities
                        Current maturities of long-term debt.....................     $ 11,023      $ 11,811
                        Accounts payable.........................................       29,051        24,996
                        Accrued liabilities......................................       23,553        25,402
                      Mandatorily redeemable warrants............................        5,130            --
                                                                                      --------      --------
                             Total current liabilities...........................       68,757        62,209
                                                                                      --------      --------
                      Noncurrent liabilities
                        Deferred income taxes....................................          828         1,001
                        Other noncurrent liabilities.............................        4,755         4,557
                        Long-term debt, less current maturities..................      145,626       163,824
                                                                                      --------      --------
                             Total noncurrent liabilities........................      151,209       169,382
                                                                                      --------      --------
                      Commitments and contingencies (Note 11)
                      Mandatorily redeemable warrants............................           --         5,010
                                                                                      --------      --------
                      Members' equity
                        Class A Units 25,000 authorized, 9,236 issued at December
                         31, 2001 and 2000, respectively.........................        7,348         7,409
                        Class A-1 Units 25,000 authorized, 5,133 issued at
                         December 31, 2001 and 2000, respectively................        4,117         4,117
                        Class B Units, 2,000 authorized, no Units issued at
                         December 31, 2001 and 2000                                         --            --
                        Other comprehensive loss.................................         (181)       (1,077)
                        Accumulated deficit......................................       (2,960)       (4,553)
                                                                                      --------      --------
                                                                                         8,324         5,896
                                                                                      --------      --------
                                                                                      $228,290      $242,497
                                                                                      ========      ========


          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          YEAR ENDED
                                                                                          DECEMBER 31,
                                                                             --------------------------------------
                                                                                2001           2000          1999
                                                                             ---------      ---------     ---------
                                                                                 (DOLLAR AMOUNTS IN THOUSANDS)
                Net sales................................................... $ 314,035      $ 318,817     $ 314,142
                Cost of sales...............................................   239,583        239,090       227,889
                                                                             ---------      ---------     ---------
                  Gross profit..............................................    74,452         79,727        86,253
                Selling, administrative and product
                  development expenses......................................    44,769         45,527        50,258
                Amortization of intangible assets...........................     3,312          3,297         3,245
                                                                             ---------      ---------     ---------
                  Operating income..........................................    26,371         30,903        32,750
                                                                             ---------      ---------     ---------
                Other expense
                  Interest expense..........................................    17,684         17,950        17,453
                  Foreign currency loss.....................................     4,948          5,386         7,912
                  Other expense.............................................       743             52         1,990
                                                                             ---------      ---------     ---------
                Income before income taxes..................................     2,996          7,515         5,395
                Provision (benefit) for income taxes........................       602           (278)          417
                                                                             ---------      ---------     ---------
                Net income.................................................. $   2,394      $   7,793     $   4,978
                                                                             =========      =========     =========



          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED
                                                                                         DECEMBER 31,
                                                                           ---------------------------------------
                                                                                 2001        2000          1999
                                                                           -------------------------   -----------
                                                                                (DOLLAR AMOUNTS IN THOUSANDS)
                CASH FLOWS PROVIDED BY (USED FOR)
                  OPERATING ACTIVITIES
                Net income..............................................    $    2,394   $    7,793    $    4,978
                Adjustments to reconcile net income to
                  net cash provided by operating activities
                  Depreciation and amortization.........................        14,599       14,304        14,065
                  Deferred taxes........................................          (161)        (908)       (2,433)
                  Foreign currency loss.................................         4,965        5,159         6,297
                  Loss (gain) on disposal of assets.....................           701           37           (13)
                  Changes in assets and liabilities net of acquisitions:
                     Accounts receivable................................        (2,645)       3,425        (8,188)
                     Inventories........................................         1,427       (4,055)        1,815
                     Other current assets...............................         2,771       (1,546)         (677)
                     Other noncurrent assets............................           685         (346)          (56)
                     Accounts payable...................................         4,084         (199)        4,527
                     Accrued liabilities................................          (950)        (763)        3,441
                     Other noncurrent liabilities.......................          (219)      (1,485)        1,258
                                                                             ---------    ---------     ---------
                       NET CASH PROVIDED BY OPERATING
                          ACTIVITIES....................................        27,651       21,416        25,014
                                                                            ----------   ----------    ----------
                CASH FLOWS PROVIDED BY (USED FOR)
                  INVESTING ACTIVITIES
                Acquisition of machinery and equipment..................        (7,580)     (10,445)      (11,775)
                Acquisition of subsidiaries, net of cash
                  acquired..............................................            --       (2,804)           --
                                                                            ----------   ----------    ----------
                       NET CASH USED FOR INVESTING
                          ACTIVITIES....................................        (7,580)     (13,249)      (11,775)
                                                                            ----------   ----------    ----------
                CASH FLOWS PROVIDED BY (USED FOR)
                  FINANCING ACTIVITIES
                Increase (decrease) in revolving loan...................        (8,341)      11,343            --
                Repayment of debt.......................................       (11,706)     (13,878)       (9,270)
                Issuance of membership units............................            --           --            50
                Collections of membership notes receivable..............            59           65            29
                Borrowing of debt.......................................           400           --            --
                Repurchase of membership units..........................            --       (6,422)       (4,274)
                Distributions to members................................          (801)      (6,090)       (4,720)
                                                                            ----------   ----------    ----------
                       NET CASH USED FOR FINANCING
                         ACTIVITIES.....................................       (20,389)     (14,982)      (18,185)
                                                                            ----------   ----------    ----------
                Effect of exchange rate changes.........................          (858)       1,412         2,424
                Net decrease in cash....................................        (1,176)      (5,403)       (2,522)
                Cash at beginning of period.............................         3,315        8,718        11,240
                                                                            ----------   ----------    ----------
                Cash at end of period...................................    $    2,139   $    3,315    $    8,718
                                                                            ==========   ==========    ==========

                Cash paid for interest..................................    $   16,304   $   17,032    $   16,809
                                                                            ==========   ==========    ==========

                Cash paid for income taxes..............................    $      845   $    1,763    $    3,131
                                                                            ==========   ==========    ==========


          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                  OTHER       RETAINED       TOTAL
                                                                MEMBERS'      COMPREHENSIVE   EARNINGS      MEMBERS'
                                                                CAPITAL       INCOME (LOSS)   (DEFICIT)     EQUITY
                                                                -------       -------------   ---------     ------
               Balance at December 31, 1998.................  $  22,276       $    (615)      $  (6,514)    $ 15,147

               Issuance of additional units.................        970              --              --          970
               Notes receivable for unit purchase...........        380              --              --          380
               Repurchase of membership units...............     (5,142)             --              --       (5,142)
               Accretion of membership warrants.............       (401)             --              --         (401)
               Distributions to members.....................         --              --          (4,720)      (4,720)
               Comprehensive income:
                 Currency translation adjustment............         --            (881)             --
                 Net income for 1999........................         --              --           4,978
                   Total comprehensive income...............                                                   4,097
                                                              ---------       ---------       ---------     --------
               Balance at December 31, 1999.................     18,083          (1,496)         (6,256)      10,331

               Notes receivable for unit purchase...........         65              --              --           65
               Repurchase of membership units...............     (6,422)             --              --       (6,422)
               Accretion of membership warrants.............       (200)             --              --         (200)
               Distributions to members.....................         --              --          (6,090)      (6,090)
               Comprehensive income:
                 Currency translation adjustment............         --             419              --
                 Net income for 2000........................         --              --           7,793
                   Total comprehensive income...............                                                   8,212
                                                              ---------       ---------       ---------     --------
               Balance at December 31, 2000.................     11,526          (1,077)         (4,553)       5,896

               Notes receivable for unit purchase...........         59              --              --           59
               Accretion of membership warrants.............       (120)             --              --         (120)
               Distributions to members.....................         --              --            (801)        (801)
               Comprehensive income:
                 Minimum pension liability adjustment.......         --            (285)             --
                 Currency translation adjustment............         --           1,181              --
                 Net income for 2001........................         --              --           2,394
                   Total comprehensive income...............                                                   3,290
                                                              ---------       ---------       ---------     --------
               Balance at December 31, 2001                   $  11,465       $    (181)      $  (2,960)    $  8,324
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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

    Advanced Accessory Systems, LLC (the "Company") supplies towing and rack systems and accessories for the automotive original equipment manufacturer ("OEM") market and the automotive aftermarket. The Company's business commenced on September 28, 1995. The Company's products include a comprehensive line of towing systems including accessories such as trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins. The Company's broad offering of rack systems includes fixed and detachable racks and accessories which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards and sailboards. The Company's products are sold as standard accessories or options for a variety of light vehicles.

PRINCIPLES OF CONSOLIDATION

    The Company includes the accounts of the following:

                        SportRack, LLC..............     100% owned by Advanced Accessory Systems, LLC
                          SportRack Automotive, GmbH
                           and its consolidated
                           subsidiaries.............     A German corporation, 100% owned by SportRack, LLC
                          SportRack Accessories, Inc
                           and its consolidated
                           subsidiary...............     A Canadian corporation, 100% owned by SportRack, LLC
                        AAS Holdings, Inc...........     100% owned by Advanced Accessory Systems, LLC
                          Brink International B.V and
                           its consolidated
                           subsidiaries.............     A Dutch corporation, 100% owned by AAS Holdings, Inc.
                        Valley Industries, LLC......     99% owned by Advanced Accessory Systems, LLC and 1%
                                                         owned by SportRack, LLC
                        ValTek, LLC.................     99% owned by Advanced Accessory Systems, LLC and 1%
                                                         owned by SportRack, LLC
                        AAS Capital Corporation.....     100% owned by Advanced Accessory Systems, LLC

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

    During the year ended December 31, 2000, management decreased an estimated liability related to a contingent obligation to one of its customers. The reduction resulted in a benefit to the Company of approximately $1,900 which was included in selling, administrative and product development expenses.

FINANCIAL INSTRUMENTS

    Financial instruments at December 31, 2001 and 2000, including cash, accounts receivable and accounts payable, are recorded at cost, which approximates fair value due to the short-term maturities of these assets and liabilities. The carrying value of the obligations under the bank agreements are considered to approximate fair value as the agreements provide for interest rate revisions based on changes in prevailing market rates or were entered into at rates that approximate market rates at December 31, 2001 and 2000. The fair value of the Notes (as defined below) as of December 31, 2001 and 2000 was approximately $103,750 and $85,000, respectively, based upon quoted prices in the market in which the Notes are traded.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.      SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

    The Company is exposed to certain market risks which exist as a part of its ongoing business operations. Primary exposures include fluctuations in the value of foreign currency investments in subsidiaries, volatility in the translation of foreign currency earnings to U.S. Dollars and movements in Federal Funds rates and the London Interbank Offered Rate (LIBOR). The Company will use derivative financial instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions.

CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all highly-liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents.

CURRENCY TRANSLATION

    The functional currency for the Company's foreign subsidiaries is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; translation adjustments are reported as a separate component of members' equity. Revenues, expenses and cash flows for foreign subsidiaries are translated at average exchange rates during the period; foreign currency transaction gains and losses are included in current earnings. The accompanying consolidated statement of operations for the years ended December 31, 2001, 2000 and 1999 includes net currency losses of $4,948, $5,386 and $7,912, respectively, relating primarily to debt denominated in U.S. Dollars at Brink International B.V., and SportRack Accessories, Inc. whose functional currency was the European Euro and Canadian Dollar, respectively. At December 31, 2001, U.S. Dollar denominated debt recorded at Brink includes intercompany debt and substantially all outstanding term notes under the Company's Second Amended and Restated Credit Agreement.

INVENTORIES

    Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventories are periodically reviewed and reserves established for excess and obsolete items.

TOOLING

    The Company incurs costs related new tooling used in the manufacture of products sold to OEMs. Tooling costs that are reimbursed by customers as the tooling is completed are included in other current assets. All other customer owned tooling costs, which totaled $1,111 and $2,205 at December 31, 2001 and 2000, respectively, are included in other noncurrent assets and amortized over the expected product life, generally three to six years. Company owned tooling is included in property and equipment and depreciated over its expected useful life, generally three to five years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions for tooling costs that will not be recovered, if any, when such amounts are known and incurred.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at acquisition cost, which reflects the fair market value of assets acquired at the acquisition date for all subsidiaries. Property and equipment purchased other than through the acquisitions described in Note 2 is stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation expense, which was $10,569, $10,445 and $10,418 for the years ended December 31, 2001, 2000 and 1999, respectively, is computed using the straight-line method over the following estimated useful lives:

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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.      SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill of $73,394 and $77,391, net of accumulated amortization of $16,872 and $14,032, at December 31, 2001 and 2000, respectively, represents the costs in excess of net assets acquired and is amortized using the straight line method over periods of up to 30 years.

    Debt issuance costs of $4,093 and $4,602, net of accumulated amortization at December 31, 2001 and 2000, respectively, are amortized over the terms of the loan agreements, which are six to ten years. Debt issuance cost amortization of $677, $625 and $589 for 2001, 2000 and 1999, respectively, has been included in interest expense.

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

INCOME TAXES

    The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Distributions are made to the members in amounts sufficient to meet the tax liability on the Company's domestic taxable income accruing to the individual members. Distributions to members of $801, $6,090 and $4,720 were made during 2001, 2000 and 1999, respectively.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering costs are expensed as incurred and aggregated approximately $9,397, $9,779 and $10,302 for the years ended December 31, 2001, 2000 and 1999, respectively.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1.      SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

    On January 1, 2002, the Company will adopt the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" (SFAS 142) and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 142 will change the methodology for assessing goodwill impairments. The initial application of this statement is likely to result in the impairment of goodwill due to the differences in the methods of calculating impairment. The first step of the initial impairment test required by SFAS 142 has been substantially completed and has identified $29,200 of goodwill that may be impaired based upon the new accounting standard. The impairment testing required to determine the actual amounts of goodwill impaired will be completed in 2002. Additionally, under the new standard, goodwill is no longer amortized but is to be tested periodically for impairment. This will result in a reduction of approximately $3,000 in amortization of intangible assets annually. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial position or results of operations.

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

2.       ACQUISITIONS

    Acquisitions of the Company from January 1, 1999 through December 31, 2001 are as follows:


                                                                     PURCHASE      GOODWILL
                ACQUIRED COMPANY                  ACQUISITION DATE     PRICE       RECORDED     LOCATION        PRODUCT LINES
    -----------------------------------------    ------------------  --------     ---------  -------------      --------------
    Titan Industries, Inc....................    February 22, 2000      1,525        1,237   United States      Towing systems

    Wiswall Hill Corporation.................    September 5, 2000      1,200           --   United States      Rack systems


    The above acquisitions have each been accounted for in accordance with the purchase method of accounting. Accordingly, the respective purchase price of each acquisition has been allocated to assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The excess of the aggregate purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The operating results of these entities have been included in the Company's consolidated financial statements since the date of each acquisition. Each acquisition represented the purchase of the assets of the respective company and each acquired company was purchased for cash.

    Pro forma results have not been presented as they are substantially the same as the Company's actual results.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

3.       LONG-TERM DEBT

    Long-term debt is comprised of the following:

                                                                                          OUTSTANDING AT
                                                                       INTEREST RATE AT   DECEMBER 31,
                                                                        DECEMBER 31,   ------------------
                                                                            2001          2001       2000
                                                                       --------------  ---------- -------
                    Senior Subordinated Notes, less discount of $327
                      and $367 respectively........................           9.75%    $ 124,673  $ 124,633
                    Second Amended and Restated Credit Agreement
                      (U.S. Credit Facility)
                         Term note A...............................           5.58%        1,794      5,326
                         Term note B...............................           6.08%       12,079     12,370
                         Acquisition revolving note................           5.58%        9,188     14,438
                         Revolving line of credit note.............           6.13%        3,002     11,343
                         Supplemental revolving loan note..........             --            --         --
                    First Amended and Restated Credit Agreement
                      (Canadian Credit Facility)
                         Canadian term note........................           4.75%        4,509      7,525
                         Canadian revolving line of credit note....             --            --         --
                    Other..........................................             --         1,404         --
                                                                                       ---------  ---------
                                                                                         156,649    175,635
                    Less -- current portion........................                       11,023     11,811
                                                                                       ---------  ---------
                                                                                       $ 145,626  $ 163,824
                                                                                       =========  =========

SENIOR SUBORDINATED NOTES

    Borrowings under the Company's Series B Senior Subordinated Notes (the "Notes"), due October 1, 2007, are unsecured and are subordinated in right of payment to all existing and future senior indebtedness of the Company, including the loans under the U.S. and Canadian Credit Agreements described below. The Company, at its option, may redeem the Notes, in whole or in part, together with accrued and unpaid interest subsequent to October 1, 2002 at certain redemption prices as set forth by the indenture under which the Notes have been issued. Upon the occurrence of a change of control of the Company, as defined by the indenture, the Company is required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount of the Notes. The indenture places certain limits on the Company, the most restrictive of which include the restrictions on, the incurrence of additional indebtedness by the Company, the payment of dividends on and redemption of capital of the Company, the redemption of, certain subordinated obligations, investments, sales of assets and stock of certain subsidiaries, transactions with affiliates, consolidations, mergers and transfers of all or substantially all of the Company's assets. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

SECOND AMENDED AND RESTATED CREDIT AGREEMENT

    The Company's Second Amended and Restated Credit Agreement ("U.S. Credit Facility"), which is administered by Bank One and The Chase Manhattan Bank ("Chase"), is secured by substantially all the assets of the Company and places certain restrictions on the Company related to indebtedness, sales of assets, investments, capital expenditures, dividend payments, management fees, and members' equity transactions. In addition, the agreement subjects the Company to certain restrictive covenants, including the attainment of designated operating ratios and minimum net worth levels. The Company, at its election, may make prepayments of the term notes under the credit agreement on a pro-rata basis. Additionally, mandatory prepayments of the term notes are required in the event of sales of assets meeting certain criteria, as set forth by the agreement, or based upon periodic calculations of excess cash flows, as defined by the agreement. On December 15, 2001, the Company entered into Amendment No. 9 to the U.S. Credit Facility which reset certain financial covenants for fiscal years 2001 and 2002 and provided the Company with additional liquidity by adding a conditional supplemental revolving loan facility of up to $10.0 million which is available until March 31, 2003.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

3.       LONG-TERM DEBT -- (CONTINUED)

    The U.S. Credit Facility provides for two term notes (Term note A and Term note B), a revolving line of credit note, an acquisition note and a Supplemental Revolving Loan Note. Loans under each of the term notes and the revolving notes can be converted, at the election of the Company, in whole or in part, into Base Rate Loans or Eurocurrency Loans. Interest is payable in arrears quarterly on Base Rate Loans, and in arrears in one, two or three months on Eurocurrency Loans, as determined by the length of the Eurocurrency Loan, as selected by the Company. Interest is charged at an adjustable rate plus the applicable margin. The applicable margin is based upon the Company's Leverage Ratio, as defined by the Credit Agreement. Eurocurrency Loans under each of the term notes can be made in U.S. dollars or certain other currencies, at the option of the Company. The U.S. Credit Facility also provides for a Letter of Credit Facility. At December 31, 2001 and 2000, the Company had an irrevocable letter of credit outstanding in the amount of $8,041 and $6,350, respectively (see Note 11).

Term note A

    On October 30, 1996, the Company borrowed $65,000 under Term note A. On October 1, 1997, the Company made a mandatory prepayment totaling $43,475 in connection with the issuance of the Notes. Mandatory prepayments of $518 and $1,597 were made in June 2000 and June 1999, respectively, for the excess cash flows of the Company as defined by the Credit Agreement. At December 31, 2001, the applicable margin for Term note A ranges from 2.0% to 3.0% for Base Rate Loans and from 2.75% to 3.75% for Eurocurrency Loans. The applicable margin for Base Rate Loans and Eurocurrency Loans will increase by 0.25% (for all points within the range) on July 1, 2002 and again on October 1, 2002. Repayments under the note are required in the following installments:

                        QUARTERLY
                 -----------------------
       March 31, 2002 and June 30, 2002....................    $  883
       Final installment on September 30, 2002.............        28

Term note B

    On August 5, 1997, the Company borrowed $55,000 under Term note B. On October 1, 1997, the Company made a mandatory prepayment totaling $39,044 in connection with the issuance of the Notes. Mandatory prepayments of $833 and $1,806 were made in June 2000 and June 1999, respectively, for the excess cash flows of the Company as defined by the Credit Agreement. At December 31, 2001, the applicable margin for Term note B ranges from 2.5% to 3.5% for Base Rate Loans and from 3.25% to 4.25% for Eurocurrency Loans. The applicable margin for Base Rate Loans and Eurocurrency Loans will increase by 0.25% (for all points within the range) on July 1, 2002 and again on October 1, 2002. Repayments under Term note B are required in the following installments:

       March 31, 2002 through September 30, 2003 (quarterly).......  $    73
       December 31, 2003...........................................    2,914
       March 31, 2004 and June 30, 2004............................    3,764
       October 30, 2004............................................    1,126

Acquisition note

    On December 31, 1997, the Company borrowed $21,000 under its acquisition note. The proceeds were used to acquire the assets of Ellebi on January 2, 1998. At December 31, 2001, the applicable margin for acquisition note ranges from 2.0% to 3.0% for Base Rate Loans and from 2.75% to 3.75% for Eurocurrency Loans. The applicable margin for Base Rate Loans and Eurocurrency Loans will increase by 0.25% (for all points within the range) on July 1, 2002 and again on October 1, 2002. Repayments under the acquisition note are due in equal quarterly installments of $1,312 through September 30, 2003.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

3.       LONG-TERM DEBT -- (CONTINUED)

Revolving line of credit note

    The Company has the ability to borrow up to $25,000 under the revolving line of credit, which expires on October 30, 2003. Available borrowings, however, are limited to a defined borrowing base amount equal to 85% eligible domestic accounts receivable and 80% of certain eligible foreign accounts receivable. The base borrowing amount is increased by the lesser of the sum of 50% of domestic eligible inventory and 40% to 50% of certain eligible foreign inventory or $10,000. Available borrowings are reduced by amounts outstanding under the Canadian revolving line of credit note described below and outstanding letters of credit. At December 31, 2001, $13,957 was available for borrowing on the note. At December 31, 2001, the applicable margin for revolving line of credit note ranges from 2.0% to 3.0% for Base Rate Loans and from 2.75% to 3.75% for Eurocurrency Loans. The applicable margin for Base Rate Loans and Eurocurrency Loans will increase by 0.25% (for all points within the range) on July 1, 2002 and again on October 1, 2002. A commitment fee of 0.5% to 0.625% is charged on the unused balance based on the Company's Senior Leverage Ratio, as defined.

Supplemental revolving loan note

    When the availability under the revolving line of credit note reaches zero, the Company has the ability to borrow up to $10,000 under the supplemental revolving loan note. Available borrowings are limited to the same borrowing base as the revolving line of credit note to the extent the borrowing base exceeds $25,000. At December 31, 2001, $10,000 in borrowings were available on the note. At December 31, 2001, the applicable margin for supplemental revolving note ranges from 2.0% to 3.0% for Base Rate Loans and from 2.75% to 3.75% for Eurocurrency Loans. The applicable margin for Base Rate Loans and Eurocurrency Loans will increase by 0.25% (for all points within the range) on July 1, 2002 and again on October 1, 2002. A commitment fee of 0.5% to 0.625% is charged on the unused balance based on the Company's Senior Leverage Ratio, as defined. A mandatory prepayment of all outstanding loans under the note is due if the Company reports Earnings Before Interest, Taxes, Depreciation and Amortization (`EBITDA'), as defined by the agreement, of less than $32,000 on a trailing four quarter basis at the end of any fiscal quarter. The note expires on March 31, 2003.

FIRST AMENDED AND RESTATED CREDIT AGREEMENT

    The Company's First Amended and Restated Credit Agreement ("Canadian Credit Facility"), which is administered by Bank One and The Chase Manhattan Bank of Canada ("Chase Canada"), is secured by substantially all of the assets of the Company's Canadian subsidiaries and is guaranteed by the Company.

    The Canadian Credit Facility provides for a C$20,000 term note and a C$4,000 revolving note, (U.S. $12,558 and U.S. $2,512) at December 31, 2001, respectively. Loans under each of the notes can be converted at the election of the Company, in whole or in part, into Floating Rate advances, U.S. Base Rate advances or LIBOR advances. Floating rate advances are denominated in Canadian dollars and bear interest at a variable rate based on the bank's prime lending rate plus a variable margin. U.S. Base Rate advances are denominated in U.S. dollars and bear interest at the bank's prime lending rate plus a variable margin. LIBOR advances are denominated in U.S. dollars and bear interest at LIBOR plus a variable margin. The variable margin is based upon the Company's Senior Debt Ratio, as defined by the Canadian Credit Facility and ranges from 0.5% to 1.75% for U.S. Base Rate advances and from 1.5% to 2.75% for LIBOR advances.

Canadian term note

    Repayments under the Canadian term note are required in the following installments:

                        QUARTERLY
               -------------------------
       March 31, 2002 through June 30, 2003.......................    $  645
       Final installment on October 30, 2003......................       639

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

    In connection with the issuance of the Senior Subordinated Loans, the Company issued warrants to purchase 1,002 membership units. The warrants have an exercise price of one cent per warrant, are exercisable immediately, and expire October 30, 2004. As provided in the Warrant Agreement, the warrant holder can put the warrants and membership units acquired through the exercise of the warrants back to the Company before the earlier of October 30, 2004 and the consummation of a Qualified Public Offering for an amount equal to Fair Market Value, as defined. Additionally, as provided in the Warrant Agreement, the Company may call the warrants and membership units acquired through the exercise of the warrants at any time after the sixth anniversary of the Closing Date, but prior to the earlier of October 30, 2004 or a Qualified Public Offering for an amount equal to Fair Market Value, as defined. At the date of issuance, the proceeds from the Senior Subordinated Loans were allocated between the Senior Subordinated Loans and the warrants based upon their estimated relative fair market value.

    The warrants were accreted to their estimated redemption value through periodic charges against Members' Equity through October 30, 2001 or the time redemption first becomes available. Thereafter the warrants are being recorded at the then estimated redemption value. The aforementioned warrants have been presented as mandatorily redeemable warrants in the accompanying balance sheets.

SCHEDULED MATURITIES

    The aggregate scheduled annual principal payments due in each of the years ending December 31, is as follows:

       2002...................................................... $  11,023
       2003......................................................    12,105
       2004......................................................     8,730
       2005......................................................        62
       2006......................................................        56
       Thereafter................................................   125,000
                                                                  ---------
                                                                    156,976
       Less -- discount..........................................      (327)
                                                                  ---------
                                                                  $ 156,649
                                                                  =========


4.       MEMBERS' EQUITY

     Holders of Class A Units are eligible to vote in elections of Managers of the Company and other matters as set forth in the Company's Operating Agreement and By-Laws and are convertible to Class A-1 Units by holders that are regulated financial institutions. Class A-1 Units are non-voting but are otherwise entitled to the identical rights as holders of Class A Units and are convertible to Class A units provided such conversion is not in violation of certain governmental regulations of the unit holder. Holders of Class B Units are entitled to such rights as designated by the Board of Managers upon the original issuance of any Class B Units provided however that those rights shall not be senior to the rights of the holders of Class A units as to allocations of net profits and as to distributions without the consent of a majority in interest of Class A Members. There were no Class B Units issued as of December 31, 2001 or 2000.

     Effective January 1, 2000, the Company issued 3,655 of its Class A-1 Units in exchange for an equal amount of Class A Units.

     Effective November 11, 2000, the Company issued 1,478 of its Class A-1 Units in exchange for an equal amount of Class A Units.

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

                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                            --------------------------------------
                                                                               2001           2000            1999
                                                                            -----------    -----------     -------
             United States..............................................     $ 6,133        $10,491         $10,925
             Foreign....................................................      (3,131)        (2,976)         (5,530)
                                                                             -------        -------         -------
                                                                             $ 3,002        $ 7,515         $ 5,395
                                                                             =======        =======         =======

    The provision (benefit) for income taxes is comprised of the following:

                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                            --------------------------------------
                                                                               2001           2000            1999
                                                                            -----------    -----------     -------
             CURRENTLY PAYABLE
               United States............................................     $    26        $    --         $    14
               Foreign..................................................         737            630           2,836
                                                                             -------        -------         -------
                                                                                 763            630           2,850
                                                                             -------        -------         -------
             DEFERRED
               United States............................................          --             --              --
               Foreign..................................................        (161)          (908)         (2,433)
                                                                             -------        -------         -------
                                                                                (161)          (908)         (2,433)
                                                                             -------        -------         -------
                                                                             $   602        $  (278)        $   417
                                                                             =======        =======         =======

     The effective tax rates differ from the U.S. federal income tax rate as follows:

                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                            --------------------------------------
                                                                               2001           2000            1999
                                                                            -----------    -----------     -------
             Income tax provision at U.S. statutory rate (35%)..........     $ 1,051        $ 2,630         $ 1,887
             U. S. income taxes attributable to members.................      (2,147)        (3,674)         (3,823)
             Change in valuation allowance..............................         841            (86)            854
             Nondeductible foreign goodwill.............................         391            224             369
             Foreign rate differences and other, net....................         466            628           1,130
                                                                             -------        -------         -------
                                                                             $   602        $  (278)        $   417
                                                                             =======        =======         =======

    Deferred tax assets and liabilities, related primarily to the Company's foreign subsidiaries, comprise the following:

                                                                                                     DECEMBER 31,
                                                                                               --------------------
                                                                                                 2001         2000
                                                                                               -------      -------
             DEFERRED TAX ASSETS
             Net operating loss carryforwards of foreign subsidiaries.....................     $ 6,229      $ 6,660
             Fixed assets.................................................................       2,169        2,738
             Goodwill.....................................................................         452          480
             Inventory....................................................................          52           83
             Other........................................................................       2,369        1,561
                                                                                               -------      -------
                                                                                                11,271       11,522
             DEFERRED TAX LIABILITIES
             Fixed assets.................................................................      (1,565)      (2,492)
             Inventory....................................................................        (783)        (862)
             Goodwill.....................................................................        (194)        (132)
             Other........................................................................        (243)        (297)
                                                                                               -------      -------
                                                                                                (2,785)      (3,783)
             Valuation allowance..........................................................      (5,739)      (4,945)
                                                                                               -------      -------
             Net deferred tax asset.......................................................     $ 2,747      $ 2,794
                                                                                               =======      =======

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

5.       INCOME TAXES -- (CONTINUED)

    The net operating loss carryforwards of the Company's European subsidiaries approximate $6,199 at December 31, 2001 and have no expiration date. The net operating loss carryforwards of the Company's Canadian subsidiaries approximate $10,610 at December 31, 2001 and expire primarily in 2004 through 2008. As of December 31, 2001 and 2000, respectively, the Company recorded a valuation allowance of $5,739 and $4,945 based upon management's current assessment of the likelihood of realizing the Canadian subsidiaries' deferred tax assets. Management believes that it is more likely than not that the related deferred tax assets recorded for its other subsidiaries will be realized and no valuation allowance has been provided against such amounts as of December 31, 2001. If certain substantial changes in the Company's ownership should occur, there could be an annual limit on the amount of certain carryforwards which can be utilized.

6.       RELATED PARTY TRANSACTIONS AND ALLOCATIONS

    A portion of the Company's U.S. Credit Facility, Canadian Credit Facility and Senior Subordinated Loans, as described in Note 4, is with Chase, Chase Canada and J.P. Morgan Partners (23ASBIC), LLC, respectively, which are each affiliates of a member of the Company.

    Charges to operations related to consulting services provided to the Company by certain members of the Company aggregated approximately $361, $406 and $400 for the years ended December 31, 2001, 2000 and 1999, respectively.

    Certain employees and consultants of the Company hold Class A Units of the Company. During the year ended December 31, 1999, the Company acquired the equity instruments owned by its former president for $4,250.

7.       OPTION PLAN

    The Company uses the disclosure requirements of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". The Company, however, elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees".

    The Company has issued options to purchase Class A Units which are outstanding under the Company's 1995 Option Plan ("the Plan"). As of December 31, 2001 and 2000, the Company was authorized under the Plan to issue options to purchase up to 4,200 Class A Units to officers, directors and employees of the Company and its subsidiaries. At December 31, 2001, there were 179 options that remained available for grant under the Plan.

    Information concerning options to purchase Class A Units is as follows:

                                                         2001                       2000                      1999
                                                ------------------------   ------------------------  ----------------------
                                                               WEIGHTED                  WEIGHTED                  WEIGHTED
                                                                AVERAGE                   AVERAGE                   AVERAGE
                                                NUMBER OF      EXERCISE     NUMBER OF    EXERCISE    NUMBER OF     EXERCISE
                                                   UNITS         PRICE        UNITS        PRICE       UNITS        PRICE
                                                ---------      --------     ---------   ---------    ---------     ---------
        Outstanding at January 1.............      2,358       $ 1,417        2,405      $ 1,499        3,971      $ 1,343
        Options granted......................         --            --           --           --           50      $ 4,000
        Options exercised....................         --            --           --           --          696      $ 1,251
        Options cancelled....................         94       $ 5,524           47      $ 5,610          920      $ 1,150
                                                      --                    -------                   -------
        Outstanding at December 31...........      2,264       $ 1,247        2,358      $ 1,417        2,405      $ 1,499
                                                   =====                    =======                   =======

        Exercisable at December 31...........      1,247       $ 1,282        1,581      $ 1,515        1,282      $ 1,532
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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

7.       OPTION PLAN -- (CONTINUED)

    All options granted have terms of 15 years and vest as follows:

                         WEIGHTED
                          AVERAGE
         NUMBER OF       EXERCISE
            UNITS          PRICE                                          VESTING PERIOD
         ---------      ---------    -------------------------------------------------------------------------------------
              129        $ 3,029       Options vest immediately.
            1,290        $ 1,183       Options vest over periods, generally up to ten years, as determined by the Option
                                       Committee. Vesting may be accelerated based on the results of a Liquidity Event, as defined in the Plan, or based upon the achievement of certain operating results of the Company or its subsidiaries.
              275        $ 1,000       Options vest based on the results of a Liquidity Event, as defined in the Plan.
              570        $ 1,105       Options vest based upon achievement of certain operating results of the Company.

    The Company has elected to continue applying the provisions of APB 25 and accordingly, recognized compensation expense of $450 and $400 for the years ended December 31, 2000 and 1999, respectively. No compensation expense was recognized during 2001 as no options vested during the year. If compensation cost and the fair value of options granted had been determined based upon the fair value method in accordance with SFAS 123, the pro forma net income of the Company would have been $2,256, $8,047 and $5,258 the years ended December 31, 2001, 2000 and 1999, respectively. The weighted average fair value of options granted per unit was $2,300 for the year ended December 31, 1999. Options granted in 1999 had exercise prices below market value at the date of grant.

    The fair value of options granted and related pro forma compensation cost were estimated using the Black-Scholes option-pricing model with an expected volatility of zero and the following assumptions:

                                                                      1999
                                                                      ----
                      Dividend yield...............................   0.0%
                      Risk-free rate of return.....................   6.0%
                      Expected option term (in years)..............     8

    The following table summarizes the status of the Company's options outstanding and exercisable at December 31, 2001:

                                                          OPTIONS OUTSTANDING
                                                      ---------------------------
                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      REMAINING
                                          EXERCISE                   CONTRACTUAL      OPTIONS
                                           PRICES         UNITS         LIFE        EXERCISABLE
                                         ---------     ---------   -------------   ------------
                                          $ 1,000         2,025           9            1,959
                                          $ 3,029           129          11              215
                                          $ 3,485            65          11               52
                                          $ 4,000            45          12               20

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

    The following table sets forth the change in the plan's benefit obligations and plan assets, and the funded status of the plan as of and for the years ended December 31, 2001 and 2000:

                                                                                       DECEMBER 31,
                                                                                 ---------------------
                                                                                    2001          2000
                                                                                 ---------     -------
             Change in benefit obligation:
                Benefit obligation at beginning of year.........................  $ 2,703       $ 2,491
                Benefits earned during the year.................................      136           124
                Interest on projected benefit obligation........................      201           182
                Actuarial loss (gain)...........................................      133            (7)
                Benefits paid...................................................      (93)          (87)
                                                                                  -------       -------
                Benefit obligation at end of year...............................    3,080         2,703
                                                                                  -------       -------
             Change in plan assets:
                Market value of assets at beginning of year.....................    2,424         2,190
                Actual return on plan assets....................................      (79)           84
                Employer contributions..........................................      358           238
                Benefits paid...................................................      (93)          (87)
                                                                                  -------       -------
                Market value of assets at end of year...........................    2,610         2,425
                                                                                  -------       -------
             Funded status......................................................     (470)         (278)
             Unrecognized prior service cost....................................      318           345
             Unrecognized net (gain) loss.......................................      285          (160)
                                                                                  -------       -------
             Net amount recognized..............................................  $   133       $   (93)
                                                                                  =======       =======
             Amounts recognized in the statement of financial position consist of:
                Accrued benefit liability.......................................  $  (470)      $   (93)
                Intangible asset................................................      318            --
                Accumulated other comprehensive income adjustment...............      285            --
                                                                                  -------       -------
                Net amount recognized...........................................  $   133       $   (93)
                                                                                  =======       =======


                                                                                        YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------------
                                                                                    2001          2000         1999
                                                                                 ---------     ---------    -------
             Components of net periodic benefit cost:
                Service cost....................................................  $   136       $   124      $   110
                Interest cost...................................................      201           182          151
                Expected return on plan assets..................................     (232)         (205)        (175)
                Recognized net actuarial gain...................................       --           (10)          --
                Amortization of prior service cost..............................       27            27            1
                                                                                  -------       -------      -------
             Net periodic benefit cost..........................................  $   132       $   118      $    87
                                                                                  =======       =======      =======

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

8.       PENSION PLANS -- (CONTINUED)

    The weighted average discount rate used in determining the actuarial present value of the accumulated benefit obligation was 7.25%, 7.50%, and 7.75% at December 31, 2001, 2000 and 1999, respectively. The expected long-term rate of return on plan assets was 9.00% at December 31, 2001, 2000 and 1999.

    The Company has various defined contribution retirement plans for its domestic and certain foreign subsidiaries, including 401(k) plans, whereby participants can contribute a portion of their salary up to certain maximums established by the related plan documents. The Company makes matching contributions, which are based upon the amounts contributed by employees. The Company's matching contributions charged to operations aggregated $296, $369 and $334 in 2001, 2000 and 1999, respectively.

    Substantially all of the employees of Brink International B.V. are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit plan. Pension expense was $1,086, $1,270 and $1,271 for the years ended December 31, 2001, 2000 and 1999, respectively.

9.       OPERATING LEASES

    The Company leases certain equipment under leases expiring on various dates through 2006. Future minimum annual lease payments required under leases that have a noncancellable lease term in excess of one year at December 31, 2001 are as follows:

         2002...................................................    $ 3,744
         2003...................................................      2,727
         2004...................................................      1,707
         2005...................................................      1,252
         2006...................................................        520
                                                                    -------
                                                                    $ 9,950
                                                                    -------

    Rental expense charged to operations was approximately $4,069, $4,066 and $4,169 for the years ended December 31, 2001, 2000 and 1999, respectively.

10.      ACCOUNT BALANCES

    Account balances included in the consolidated balance sheets are comprised of the following:

                                                                                                  DECEMBER 31,
                                                                                             -----------------------
                                                                                               2001            2000
                                                                                             --------        -------
         INVENTORIES
         Raw materials..............................................................         $14,689         $17,746
         Work-in-process............................................................          10,323           7,910
         Finished goods.............................................................          17,248          18,978
         Reserves...................................................................          (2,828)         (2,540)
                                                                                             -------         -------
                                                                                             $39,432         $42,094
                                                                                             -------         -------
         PROPERTY AND EQUIPMENT
         Land, buildings and improvements...........................................         $23,138         $23,751
         Furniture, fixtures and computer hardware..................................          11,582          11,346
         Machinery, equipment and tooling...........................................          58,403          54,219
         Construction-in-progress...................................................           2,262           1,579
                                                                                             -------         -------
                                                                                              95,385          90,895
         Less -- accumulated depreciation...........................................         (40,981)        (32,663)
                                                                                             -------         -------
                                                                                             $54,404         $58,232
                                                                                             =======         =======
         ACCRUED LIABILITIES
         Compensation and benefits..................................................         $13,594         $12,400
         Interest...................................................................           2,983           3,148
         Other......................................................................           6,976           9,854
                                                                                             -------         -------
                                                                                             $23,553         $25,402
                                                                                             =======         =======

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

11.      COMMITMENTS AND CONTINGENCIES

    In February 1996, the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3,800 plus interest and reasonable attorney fees. The Company is currently pursuing an appeal in the Sixth Circuit Court of Appeals. During 2001 and 2000, the Company increased its estimated accrual for this matter by $600 and $450, respectively, representing accrued interest for the year which charge is included in interest expense. During 1999, the Company increased its estimated accrual for this matter by $2,000 which charge is included in other expense. At December 31, 2001, the Company had an outstanding irrevocable letter of credit totaling $8,041 benefiting the individuals. No amounts have been paid as of December 31, 2001.

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

                                                                                                YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                  ------------------------------------
                                                                                      2001         2000         1999
                                                                                  -----------  -----------  ----------
         REVENUES
           United States....................................................       $ 223,662    $ 222,159    $ 211,167
           The Netherlands..................................................          31,768       32,344       35,647
           Italy............................................................          15,788       15,725       19,211
           Other foreign....................................................          42,817       48,589       48,117
                                                                                   ---------    ---------    ---------
                                                                                   $ 314,035    $ 318,817    $ 314,142
                                                                                   =========    =========    =========

                                                                                                YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                  ------------------------------------
                                                                                      2001         2000         1999
                                                                                  -----------  -----------  ----------
         REVENUES
           Towing systems..................................................        $ 173,327    $ 186,753    $ 187,276
           Rack systems....................................................          140,708      132,064      126,866
                                                                                   ---------    ---------    ---------
                                                                                   $ 314,035    $ 318,817    $ 314,142
                                                                                   =========    =========    =========

                                                                                                DECEMBER 31,
                                                                                   -----------------------------------
                                                                                       2001        2000         1999
                                                                                   ----------  -----------  ----------
           LONG-LIVED ASSETS
             United States........................................................  $ 93,068     $ 96,201    $ 94,991
             The Netherlands......................................................    22,326       24,197      27,303
             Italy................................................................     4,705        6,280       8,235
             Other foreign........................................................    12,384       13,975      15,190
                                                                                    --------     --------    --------
                                                                                    $132,483     $140,653    $145,719
                                                                                    ========     ========    ========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

12.      SEGMENT INFORMATION -- (CONTINUED)

    The Company has two significant customers in the automotive OEM industry. Sales to these customers represented 28% and 17% of total Company sales for the year ended December 31, 2001, 32% and 11% for the year ended December 31, 2000, and 36% and 12% for the year ended December 31, 1999. Accounts receivable from these customers represented 27% and 10% of the Company's trade accounts receivable at December 31, 2001, and 30% and 11% at December 31, 2000, respectively.

    Although the Company is directly affected by the economic well being of the industries and customers referred to above, management does not believe significant credit risk exists at December 31, 2001. Consistent with industry practice, the Company does not require collateral to reduce such credit risk.

13.      CONDENSED CONSOLIDATING INFORMATION

    On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4% Senior Subordinated Notes due 2007. The Notes are guaranteed on a full, unconditional and joint and several basis, by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information for 2001, 2000 and 1999 presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive, GmbH and its subsidiaries. The operating results of the guarantor and non-guarantor subsidiaries include management fees of $1,416 and $310, respectively, for the year ended December 31, 2001, $1,410 and $330, respectively, for the year ended December 31, 2000 and $1,410 and $320 for the year ended December 31, 1999, in addition to having been charged interest on their intercompany balances. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at December 31, 2001.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                ----------     ------------    ------------       -----------   ------------
   ASSETS
   Current assets
     Cash...................................    $       334   $ 2                $     1,803      $        --      $    2,139
     Accounts receivable....................             --          29,094           15,696               --          44,790
     Inventories............................             --          15,603           23,829               --          39,432
     Deferred income taxes and other
      current assets........................              7           2,326            3,443               --           5,776
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............            341          47,025           44,771               --          92,137
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          34,071           20,333               --          54,404
   Goodwill, net............................            985          53,930           18,479               --          73,394
   Other intangible assets, net.............          3,670             412              603               --           4,685
   Deferred income taxes and other
     noncurrent assets......................             93           1,340            2,237               --           3,670
   Investment in subsidiaries...............         70,323           9,955               --          (80,278)             --
   Intercompany notes receivable............         74,601              --               --          (74,601)             --
                                               ------------     -----------      -----------      -----------      ----------
          Total assets......................   $    150,013     $   146,733      $    86,423      $  (154,879)     $  228,290
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBERS'
     EQUITY
   Current liabilities
     Current maturities of long-term debt...  $          --     $     1,108      $     9,915      $        --      $   11,023
     Accounts payable.......................             --          19,562            9,489               --          29,051
     Accrued liabilities and deferred
       income taxes.........................          6,731           7,804            9,018               --          23,553
   Mandatorily redeemable warrants..........          5,130              --               --               --           5,130
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........         11,861          28,474           28,422               --          68,757
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities.................          2,003             719            2,861               --           5,583
   Long-term debt, less current maturities..        127,675             297           17,654               --         145,626
   Intercompany debt........................             --          16,920           57,681          (74,601)             --
   Members' equity..........................          8,474         100,323          (20,195)         (80,278)          8,324
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
            equity..........................   $    150,013     $   146,733      $    86,423      $  (154,879)     $  228,290
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
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBERS'
     EQUITY
   Current liabilities
     Current maturities of long-term debt...  $          --     $        --      $    11,811      $        --      $   11,811
     Accounts payable.......................             --          16,689            8,307               --          24,996
     Accrued liabilities and deferred
       income taxes.........................          6,799           8,027           10,576               --          25,402
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........          6,799          24,716           30,694               --          62,209
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities.................          2,003             343            3,212               --           5,558
   Long-term debt, less current maturities..        135,976              --           27,848               --         163,824
   Intercompany debt........................             --          46,064           45,631          (91,695)             --
   Mandatorily redeemable warrants..........          5,010              --               --               --           5,010
   Members' equity..........................          5,768          85,308          (17,610)         (67,570)          5,896
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity............................   $    155,556     $   156,431      $    89,775      $  (159,265)     $  242,497
                                               ============     ===========      ===========      ===========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                   ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                 -----------    ------------   -------------     -------------   ------------
   Net sales................................     $       --      $  223,662     $    90,373        $       --      $  314,035
   Cost of sales............................             --         178,092          61,491                --         239,583
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          45,570          28,882                --          74,452
   Selling, administrative and product
     development expenses...................            247          24,822          19,700                --          44,769
   Amortization of intangible assets........             40           2,372             900                --           3,312
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (287)         18,376           8,282                --          26,371
   Interest expense.........................          8,853           2,533           6,298                --          17,684
   Equity in net income (loss) of
     subsidiaries...........................         11,534              --              --           (11,534)             --
   Foreign currency gain (loss).............             --              --          (4,948)               --          (4,948)
   Other income (expense)...................             --            (543)           (200)               --            (743)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          2,394          15,300          (3,164)          (11,534)          2,996
   Provision for income taxes...............             --              --             602                --             602
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    2,394      $   15,300     $    (3,766)       $  (11,534)     $    2,394
                                                 ==========      ==========     ===========        ==========      ==========


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                   ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                 ----------     ------------    ------------       -----------   ------------
   Net sales................................     $       --      $  222,159     $    96,658        $       --      $  318,817
   Cost of sales............................             --         173,230          65,860                --         239,090
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          48,929          30,798                --          79,727
   Selling, administrative and product
     development expenses...................          1,780          23,450          20,297                --          45,527
   Amortization of intangible assets........             40           2,347             910                --           3,297
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................         (1,820)         23,132           9,591                --          30,903
   Interest expense.........................          6,027           4,433           7,490                --          17,950
   Equity in net income (loss) of
     subsidiaries...........................         15,640              --              --           (15,640)             --
   Foreign currency gain (loss).............             --              --          (5,386)               --          (5,386)
   Other income (expense)...................             --            (361)            309                --             (52)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          7,793          18,338          (2,976)          (15,640)          7,515
   Benefit for income taxes.................             --              --             278                --             278
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    7,793      $   18,338     $    (2,698)       $  (15,640)     $    7,793
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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                   ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                 -----------    ------------    ------------       -----------   ------------
   Net sales................................     $       --      $  211,265     $   102,877        $       --      $  314,142
   Cost of sales............................             --         158,691          69,198                --         227,889
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          52,574          33,679                --          86,253
   Selling, administrative and product
     development expenses...................          1,624          25,141          23,493                --          50,258
   Amortization of intangible assets........             40           2,326             879                --           3,245
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................         (1,664)         25,107           9,307                --          32,750
   Interest expense.........................          4,933           5,559           6,961                --          17,453
   Equity in net income (loss) of
     subsidiaries...........................         13,575              --              --           (13,575)             --
   Foreign currency gain (loss).............             --              --          (7,912)               --          (7,912)
   Other income (expense)...................         (2,000)             10              --                --          (1,990)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          4,978          19,558          (5,566)          (13,575)          5,395
   Provision for income taxes...............             --              14             403                --             417
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    4,978      $   19,544     $    (5,969)       $  (13,575)     $    4,978
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                      GUARANTOR     NON-GUARANTOR      ELIMINATIONS/
                                                        ISSUERS     SUBSIDIARIES    SUBSIDIARIES        ADJUSTMENTS  CONSOLIDATED
                                                      -----------   ------------    ------------        -----------  ------------
   Net cash provided by (used for) operating
     activities..............................         $   (8,830)    $  32,749       $    3,732         $       --     $   27,651
                                                      -----------    ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................                 --        (4,249)          (3,331)                --         (7,580)
                                                      ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities                 --        (4,249)          (3,331)                --         (7,580)
                                                      ----------     ----------      ----------         ----------      ---------
   Cash flows provided by (used for) financing
    activities:
     Change in intercompany debt.............             17,094       (29,144)          12,050                 --             --
     Net increase in revolving loan..........             (8,341)           --               --                 --         (8,341)
     Repayment of debt.......................                 --            --          (11,706)                --        (11,706)
     Collection on members notes receivable..                 59            --               --                 --             59
     Borrowing of debt.......................                 --           400               --                 --            400
     Distributions to members................               (801)           --               --                              (801)
                                                      ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities................              8,011       (28,744)             344                 --        (20,389)
                                                      ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........                 --            --             (858)                --           (858)
                                                      ----------     ---------       ----------         ----------      ---------
   Net decrease in cash......................               (819)         (244)            (113)                --         (1,176)
   Cash at beginning of period...............              1,153           246            1,916                 --          3,315
                                                      ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................         $      334     $       2       $    1,803         $       --     $    2,139
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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                      GUARANTOR     NON-GUARANTOR      ELIMINATIONS/
                                                         ISSUERS    SUBSIDIARIES    SUBSIDIARIES        ADJUSTMENTS  CONSOLIDATED
                                                      ------------  ------------    ------------        -----------  ------------
   Net cash provided by (used for) operating
     activities..............................         $   (5,585)    $  22,146       $    4,855         $       --     $   21,416
                                                      -----------    ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................                 --        (7,699)          (2,746)                --        (10,445)
     Acquisition of subsidiaries, net of cash
       acquired..............................                 --        (1,545)          (1,259)                --         (2,804)
                                                      ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities                 --        (9,244)          (4,005)                --        (13,249)
                                                      ----------     ----------      ----------         ----------      ---------
   Cash flows provided by (used for) financing
    activities:
     Change in intercompany debt.............              7,842       (18,125)          10,283                 --             --
     Net increase in revolving loan..........             11,343            --               --                 --         11,343
     Repayment of debt.......................                 --            --          (13,878)                --        (13,878)
     Repurchase of membership units..........             (6,422)           --               --                 --         (6,422)
     Collection on members notes receivable..                 65            --               --                 --             65
     Distributions to members................             (6,090)           --               --                 --         (6,090)
                                                      ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities................              6,738       (18,125)          (3,595)                --        (14,982)
                                                      ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........                 --            --            1,412                 --          1,412
                                                      ----------     ---------       ----------         ----------      ---------
   Net increase (decrease) in cash...........              1,153        (5,223)          (1,333)                --         (5,403)
   Cash at beginning of period...............                 --         5,469            3,249                 --          8,718
                                                      ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................         $    1,153     $     246       $    1,916         $       --     $    3,315
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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13.      CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                   GUARANTOR     NON-GUARANTOR       ELIMINATIONS/
                                                       ISSUERS     SUBSIDIARIES    SUBSIDIARIES        ADJUSTMENTS  CONSOLIDATED
                                                     -----------   ------------    ------------       ------------  ------------
   Net cash provided by (used for) operating
     activities..............................       $   (5,953)    $  26,715       $    4,252         $       --     $   25,014
                                                    ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................               --        (8,000)          (3,775)                --        (11,775)
                                                    ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities               --        (8,000)          (3,775)                --        (11,775)
                                                    ----------     ---------       ----------         ----------      ---------
   Cash flows provided by (used for) financing
    activities:
     Change in intercompany debt.............           10,148       (14,162)           4,014                 --             --
     Repayment of debt.......................               --            --           (9,270)                --         (9,270)
     Issuance of membership units............               50            --               --                 --             50
     Repurchase of membership units..........           (4,274)           --               --                 --         (4,274)
     Collection on members notes receivable..               29            --               --                 --             29
     Distributions from subsidiaries.........            4,720            --               --             (4,720)            --
     Distributions to members................           (4,720)       (4,720)              --              4,720         (4,720)
                                                    ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities................            5,953       (18,882)          (5,256)                --        (18,185)
                                                    ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........               --            --            2,424                 --          2,424
                                                    ----------     ---------       ----------         ----------      ---------
   Net increase (decrease) in cash...........               --          (167)          (2,355)                --         (2,522)
   Cash at beginning of period...............               --         5,636            5,604                 --         11,240
                                                    ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................       $       --     $   5,469       $    3,249         $       --     $    8,718
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

                NAME               AGE                       POSITION                        MANAGER OR OFFICER SINCE
       ---------------------     ---------------------------------------------------------   ------------------------
       F. Alan Smith...........    70   Chairman of the Board of Managers of the Company           September 1995
       Terence C. Seikel.......    44   President and Chief Executive Officer of the               January 1996
                                        Company; Board Member
       Richard E. Borghi.......    55   President and Chief Operating Officer of                   September 1995
                                        SportRack; Board Member
       Gerrit de Graaf.........    38   General Manager and Chief Executive Officer of             October 1996
                                        Brink; Board Member
       Bryan A. Fletcher.......    42   President and Chief Operating Officer of Valley            August 1997
                                        Aftermarket (a division of Valley Industries,
                                        LLC), Board Member
       Barry G. Steele.........    31   Corporate Controller and Treasurer of the Company          June 1999
       J. Wim Rengelink........    47   Finance Director of Brink                                  October 1996
       Donald J. Hofmann, Jr...    44   Board Member, Vice President and Secretary of the          September 1995
                                        Company
       Barry Banducci..........    66   Board Member                                               September 1995
       Gerard J. Brink.........    58   Board Member                                               October 1996

    F. Alan Smith has served in the automotive industry for 40 years and has been Chairman of the Board of Managers of the Company since its formation in September 1995. He served in various assignments at General Motors from 1956 to 1992, including President of GM Canada from 1978 to 1980. He was a member of the Board of Directors of General Motors from 1981 to 1992 and Chief Financial Officer of General Motors from 1981 to 1988. Mr. Smith is a director of TransPro, Inc.

    Terence C. Seikel has served in the automotive industry for 18 years and has been President and Chief Executive Officer of the Company since April 15, 1999. From 1996 until April 15, 1999, Mr. Seikel served as Vice President of Finance and Administration and Chief Financial Officer of the Company and SportRack. From 1985 to 1996, Mr. Seikel was employed by Larizza Industries, a publicly held supplier of interior trim to the automotive industry, in various capacities including Chief Financial Officer.

    Richard E. Borghi has served in the automotive industry for 34 years and has been President and Chief Operating Officer of SportRack since April 15, 1999. From 1995 until April 15, 1999, Mr. Borghi, served as Executive Vice President of Operations and Chief Operating Officer of SportRack. From 1988 to 1995, Mr. Borghi held various senior management positions with MascoTech, and was the Executive Vice President of Operations of the MascoTech Division at the time of its acquisition by the Company.

    Gerrit de Graaf has been General Manager and Chief Executive Officer of Brink since November 1996. From 1989 to 1996, Mr. de Graaf worked as a consultant for Philips Medical Systems (a division of Philips Electronics), a company engaged in the distribution of electronic medical equipment, and most recently as Philips' Marketing Manager in the United States.

    Bryan A. Fletcher has served in the automotive industry for 13 years and has been President and Chief Operating Officer of Valley Aftermarket (a division of Valley Industries, LLC) since July 2000. From 1991 until July 2000 Mr. Fletcher served as Vice President of Aftermarket Operations of Valley.

    Barry G. Steele has been Corporate Controller and Treasurer since July 2001. From June 1999 to July 2001 Mr. Steele was Corporate Controller of the Company. From 1997 until June 1999, Mr. Steele served as Manager of Financial Reporting of the Company. From 1993 to 1997, Mr. Steele was employed by Price Waterhouse LLP.

    J. Wim Rengelink has served in the automotive industry for 15 years and has been Finance Director of Brink since 1995. From 1988 to 1995 he worked in Brink's internal audit department.

    Donald J. Hofmann, Jr. has been a Board Member, Vice President and Secretary of the Company since October 1995. Mr. Hofmann has been a partner of J.P. Morgan Partners, LLC, or its predecessor Chase Capital Partners a global general partnership with over $20.0 billion under management since 1992. J.P. Morgan Partners provides equity and mezzanine debt financing for management buyouts and recapitalizations, growth equity and venture capital. Mr. Hofmann is also an executive officer of the managing member of J.P. Morgan Partners (23A SBIC), LLC, a member of the Company, which is advised by J.P. Morgan Partners, LLC. Mr. Hofmann is also a director of BPC Holding Corporation, Barry Plastics Corporation and Pliant Corporation.

    Barry Banducci has been a Board Member of the Company since October 1995. Since September 1995, Mr. Banducci has been the Chairman of TransPro, Inc., a supplier to the automotive OEM market and aftermarket. Prior thereto, Mr. Banducci served in various capacities at Equion Corporation, a supplier of automotive components, from 1983 to 1995, including President, Chief Executive Officer and Vice Chairman. Mr. Banducci is a director of TransPro, Inc.

    Gerard J. Brink has been a Board Member of the Company since October 1996. Mr. Brink has been retired since October 1996 prior to that he was General Manager of Brink from 1965 to 1996.

    Each member of the Board of Managers holds office until his successor is elected and qualified, or until his earlier death, resignation or removal. The Company's officers serve at the discretion of the Board of Managers.

    See the disclosures in Item 12. under the caption "Members' Agreement" for a description of arrangements to elect Messrs. Seikel, Borghi, Smith, Banducci, Brink and Fletcher as managers of the Company. See the disclosures in Item 11. under the caption "Employment Agreements" for a description of agreements with each of Messrs. Seikel, Borghi, de Graaf and Fletcher pursuant to which they are required to be appointed to the executive positions they currently hold.

ITEM 11.   EXECUTIVE COMPENSATION

    The following table sets forth information concerning the compensation for 1999 through 2001 for the chief executive officer of the Company and the four next most highly compensated executive officers of the Company.



                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                                                                      COMPENSATION
                                                                                                      ------------
                                                                 ANNUAL COMPENSATION                     AWARDS
                                                                 -------------------                  ------------
                                                                                       OTHER
                                                                                      ANNUAL           SECURITIES        ALL OTHER
                                         FISCAL       SALARY          BONUS        COMPENSATION        UNDERLYING      COMPENSATION
     NAME AND PRINCIPAL POSITION          YEAR          ($)            ($)              ($)            OPTIONS(#)           ($)
--------------------------------------  --------  -------------  -------------  -----------------  -----------------  -----------
F. Alan Smith.........................    2001       183,500             --             --                 --                 --
  Chairman of the Company                 2000       228,000        114,000             --                 --                 --
                                          1999       228,000        114,000             --                 --                 --
Terence C. Seikel.....................    2001       265,000        115,000             --                 --                 --
  President and Chief Executive           2000       265,000        175,000             --                 --                 --
  Officer of the Company and SportRack    1999       245,000        175,000             --                 --                 --

Richard E. Borghi.....................    2001       324,964        105,000             --                 --                 --
  President and Chief Operating           2000       279,798        125,000             --                 --                 --
  Officer of SportRack                    1999       261,897        125,000             --                 --                 --

Gerrit de Graaf.......................    2001       151,577         41,250             --                 --                 --
  General Manager and Chief Executive     2000       154,000         65,000             --                 --                 --
  Officer of Brink                        1999       164,830         68,660             --                 --                 --

Bryan Fletcher........................    2001       142,000         57,200             --                 --                 --
  President and Chief Operating           2000       132,664         40,500             --                 --                 --
  Officer of Valley Aftermarket           1999       133,170         64,050             --                 50                 --

---------------
               OPTION GRANTS IN 2001 AND OPTION VALUES AT YEAR END

    During 2001, there were no options granted to the named executive officers. The following table sets forth information regarding outstanding membership unit options issued to the chief executive officer of the Company and the four next most highly compensated executive officers.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                         NUMBER OF SECURITIES
                                                                              UNDERLYING             VALUE OF UNEXERCISED
                                                                          UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                                      SHARES                                AT YEAR END(#)              AT YEAR END($)
                                    ACQUIRED ON            VALUE             EXERCISABLE/                EXERCISABLE/
               NAME                 EXERCISE(#)         REALIZED($)          UNEXERCISABLE               UNEXERCISABLE
       --------------------    --------------------  ---------------   -------------------------  --------------------
       F. Alan Smith.......             --                  --                  332/150               1,702,000/ 769,000
       Terence C. Seikel...             --                  --                  465/200              2,383,000/ 1,025,000
       Richard E. Borghi...             --                  --                  432/200              2,214,000/ 1,025,000
       Gerrit de Graaf.....             --                  --                   32/7                   164,000/ 36,000
       Bryan Fletcher......             --                  --                   15/30                  77,000/ 154,000



----------

BOARD MEMBER COMPENSATION

    The Board Members do not currently receive compensation for their service on the Board of Managers or any committee thereof but are reimbursed for their out-of-pocket expenses. In addition, Messrs. Smith and Banducci have consulting agreements with the Company. See "Consulting Agreements."

EMPLOYMENT AGREEMENTS

    Each of Terence C. Seikel, Richard E. Borghi, Gerrit de Graaf and Bryan Fletcher has entered into an employment agreement (collectively, the "Employment Agreements") with the Company. Mr. Seikel's Employment Agreement provides for an annual base salary of $250,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 50-70% of his base salary. Mr. Borghi's Employment Agreement provides for an annual base salary of $250,000, subject to increases at the sole discretion of the Board of Managers, a bonus in the range of 30-50% of his base salary, and he is entitled to a one time bonus of $100,000 on the earlier of (i) September 30, 2002, (ii) his termination date, and (iii) a sale of the Company. Mr. de Graaf's Employment Agreement provides for an annual base salary of NLG 170,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 30% to 50% of his base salary. Mr. Fletcher's Employment Agreement provides for an annual base salary of $150,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 30% to 50% of his base salary. The Employment Agreements also provide for twelve months of severance pay to the executive officer in the event such officer is terminated without cause (as defined in the Employment Agreement). The Employment Agreements for Messrs Seikel, Borghi and Fletcher provided for an increase in the severance pay period to 18 months upon a change in control of the Company, as defined in the Employment Agreement.

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

CONSULTING AGREEMENTS

    F. Alan Smith and Barry Banducci, both members of the Board of Managers, have each entered into consulting agreements (the "Consulting Agreements") with the Company dated as of September 28, 2001. The Consulting Agreements each provide for an annual consulting fee of $50,000. Either party can terminate the Consulting Agreements upon 10 days notice. Following the termination date and for so long as the consultant shall continue to serve on the Board of Managers of the Company, the consultant will receive an annual board fee of no less than 10% of the aggregate purchase price for all Units of the Company acquired by him, currently $20,000 for Mr. Smith and $30,000 for Mr. Banducci. The Consulting Agreements prohibit Messrs. Smith and Banducci from disclosing non-public information about the Company.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Managers has an Audit Committee consisting of Messrs. Banducci and Brink, and a Compensation Committee consisting of Messrs. Hofmann and Smith. The Audit Committee reviews the scope and results of audits and internal accounting controls and all other tasks performed by the independent public accountants of the Company. The Compensation Committee determines compensation for executive officers of the Company and administers the Company's 1995 Option Plan. None of the members of the Compensation Committee was, during 2001, an officer or employee of the Company or any of its subsidiaries or was formerly an officer of the Company or any of its subsidiaries, except that Mr. Smith has been the Company's Chairman of the Board of Managers and Mr. Hofmann has been Vice President and Secretary of the Company since its formation in September 1995. None of the Compensation Committee members had any relationship with the Company requiring disclosure by the Company pursuant to Securities and Exchange Commission rules regarding disclosure of related-party transactions, except that Mr. Hofmann and Mr. Smith had the relationships with the Company described below:

    Chase Securities Inc. ("CSI"), Chase, Chase Canada and JPMP are affiliates of J.P. Morgan Partners (23A SBIC), LLC, which owns approximately 49.98% of the Company's issued and outstanding voting securities on a fully diluted basis and currently beneficially owns 68.9% of the Company's equity securities. CSI acted as an Initial Purchaser in connection with the offering of Notes, for which it received customary fees. Chase is agent bank and a lender to the Company under the U.S. Credit Facility and has received customary fees and reimbursement of expenses in such capacities. Chase Canada is agent bank and a lender to the Company under the Canadian Credit Agreement and has received customary fees and reimbursement of expenses in such capacities. Chase received its proportionate share, $6.0 million, of the repayment by the Company of $90.0 million under the U.S. Credit Facility from the proceeds of the offering of Notes. J.P. Morgan Partners (23A SIBC), LLC an affiliate of JPMP and CSI held a portion of the Senior Subordinated Debt and received its proportionate share, $10.7 million, including prepayment penalties of $700,000, of the repayment by the Company of such debt from the proceeds of the offering of Notes. As a result of the offering of Notes, such affiliate was relieved of its obligation to provide up to an additional $20.0 million of senior subordinated debt financing. In addition, an affiliate of CSI and JPMP purchased a portion of the Notes in connection with the offering of Notes. Donald J. Hofmann, Jr., a partner of JPMP, is a member of the Board of Managers of the Company. In addition, CSI, Chase and their affiliates participate on a regular basis in various investment banking and commercial banking transactions for the Company and its affiliates.

    On January 1, 2000, the Company issued 3,655 of its Class A-1 Units to J.P. Morgan Partners (23A SBIC), LLC, in exchange for 3,655 Class A Units.

    On November 11, 2000 the Company issued 1,478 of its Class A-1 Units to J.P. Morgan Partners (23A SBIC), LLC, in exchange for 1,478 Class A Units.

    The Company is a party to a Consulting Agreement with F. Alan Smith, the Chairman of the Company. See "Consulting Agreements."

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of March 20, 2002, the outstanding membership interests of the Company consisted of 14,369 Units, including 9,236 Class A Units and 5,133 Class A-1 Units. The following table sets forth certain information regarding the beneficial ownership of the Units by (i) each person known by the Company to beneficially own more than 5% of the Units, (ii) each manager, (iii) each executive officer named in the Summary Compensation Table in Item 11. of this report, and (iv) all of the Company's managers and executive officers treated as a group. To the knowledge of the Company, each of such holders of Units has sole voting and investment power as to the Units owned unless otherwise noted.

                                                                                             PERCENTAGE
                                       NAME AND ADDRESS(1)                 UNITS OWNED      OWNERSHIP(2)
                          -------------------------------------------   ---------------   --------------
                          J.P. Morgan Partners (23A SBIC), LLC (3)...        10,251             68.9%
                            1221 Avenue of the Americas
                            New York, New York 10020
                          Celerity Partners..........................         1,500             10.4
                            c/o Mark Benham
                            300 Sand Hill Road
                            Building 4, Suite 230
                            Menlo Park, California 94025
                          F. Alan Smith(4)...........................           632              4.3
                          Terence C. Seikel(5).......................           665              4.5
                          Richard E. Borghi(6).......................           632              4.3
                          Gerrit de Graaf(7).........................            58              0.4
                          Bryan A. Fletcher(8).......................            40              0.3
                          Barry Banducci(9)..........................           500              3.4
                          Gerard J. Brink............................           410              2.9
                          Donald J. Hofmann (10).....................        10,251             68.9
                          All managers and executive officers as a
                          group (nine persons) (11)..................        13,188             80.4

---------

(1) Addresses are provided only for persons beneficially owning more than five percent of the Units.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to the Units. Units subject to options or warrants currently exercisable or exercisable within 60 days of March 20, 2002 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(3) J.P. Morgan Partners(23A SBIC), LLC is an affiliate of JPMP. Includes 501 Units subject to warrants exercisable within 60 days.
(4) Includes 332 Units subject to options exercisable within 60 days. 300 Units are owned by the F. Alan Smith Family Limited Partnership.
(5)  Includes 465 Units subject to options exercisable within 60 days.
(6)  Includes 432 Units subject to options exercisable within 60 days.
(7)  Includes 32 Units subject to options exercisable within 60 days.
(8)  Includes 15 Units subject to options exercisable within 60 days.
(9) Includes 250 Units subject to options exercisable within 60 days. 250 Units are owned by the Banducci Family, LLC.
(10) Such person may be deemed the beneficial owner of the Units held by J.P. Morgan Partners (23A SBIC), LLC due to his status as an executive officer of J.P. Morgan Partners (23A SBIC Manager), Inc. the managing member of J.P. Morgan Partners (23A SBIC), LLC.
(11) Includes 2,027 Units subject to options exercisable within 60 days.

MEMBERS' AGREEMENT

    Pursuant to the Third Amended and Restated Members' Agreement dated as of September 30, 1999 (the "Members' Agreement") among the Company and certain holders of outstanding units (the "Units") of the Company, such holders of the Units shall vote all Units held by them for election of a majority of the Board of Managers consisting of Terence C. Seikel and Richard E. Borghi (so long as each is employed by the Company), and F. Alan Smith, Barry Banducci, Gerard J. Brink and Bryan Fletcher (so long as each is a holder of a certain number of Units) (the "Enumerated Managers"). J.P. Morgan Partners (23A SBIC), LLC, an affiliate of JPMP, has the ability to appoint up to 5 additional members of the Board of Managers. Pursuant to the voting provision of the Members' Agreement, J.P. Morgan Partners (23A SBIC), LLC has the right, under certain circumstances, including breach by the Company of certain covenants, to replace the Enumerated Managers.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 11. under the caption "Compensation Committee Interlocks and Insider Participation" for a description of transactions between the Company and entities with which Donald J. Hofmann, Jr., a manager of the Company, is affiliated.

     The Company is a party to the Consulting Agreements with F. Alan Smith, the Chairman of the Company, and Barry Banducci, a Board Member of the Company. See
Item 11. "Executive Compensation -- Consulting Agreements."

    In connection with the acquisition of the MascoTech Division by the Company, the Company loaned Mr. Borghi, the President and Chief Operating Officer of SportRack and a Board Member of the Company, $100,000 to enable him to make his initial equity investments in the Company. The loan bears interest at 6.2% and matures in September 2002.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Form 10-K:

         1.  Financial Statements:

         A list of the Consolidated Financial Statements, related notes and Report of Independent Accountants is set forth in Item 8 of this report on Form 10-K.

         2.  Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable or are not material, or the information called for thereby is otherwise included in the financial statements and, therefore, have been omitted.

         3.  Index to Exhibits:

              Each management contract or compensatory plan or arrangement filed as an exhibit to this report in identified in this index to exhibits with an asterisk before the exhibit number.

                    EXHIBIT
                    NUMBER                      DESCRIPTION

                     3(i) Amended and Restated Certificate of Formation of AAS. Incorporated by reference to Exhibit 3.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011), filed March 31, 1998.
                     3(ii).1 Third Amended and Restated Operating Agreement of AAS. Incorporated by reference to Exhibit 3.2 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q (File No. 333-49011).
                     3(ii).2 Amended Bylaws of AAS. Incorporated by reference to Exhibit 3.3 to AAS' Quarterly Report for the quarterly period ended September 30, 1999 on Form 10-Q (File No. 333-49011).
                     4.1 Indenture dated as of October 1, 1997 for the Notes (including the form of New Note attached as Exhibit B thereto) among the Issuers, the Guarantors named therein and First Union National Bank, as Trustee. Incorporated by reference to
                              Exhibit 4.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011), filed March 31, 1998.
                     4.2 See Exhibits 10.7 through 10.7(i) and 10.8 Advanced Accessory Systems, LLC agrees to furnish to the Commission upon request in accordance with
                              Item 601(b)(4)(iii)(A) of Regulation S-K copies of instruments defining the rights of holders of long-term debt of Advanced Accessory Systems, LLC or any of its subsidiaries, which debt does not exceed 10% of the total assets of Advanced Accessory Systems, LLC and its subsidiaries on a consolidated basis.
                    10.1 Asset Purchase Agreement among Valley Industries, LLC, Valley Industries, Inc., certain affiliates of Valley Industries, Inc., Robert L. Fisher and Roger T. Morgan dated as of August 5, 1997. Incorporated by reference to Exhibit 10.5 to AAS' Registration Statement on Form S-4 (File No. 333-49011), filed March 31, 1998.
                    10.2 Second Amended and Restated Credit Facility among AAS, SportRack, LLC, Brink International BV, Brink BV and Valley Industries, LLC, as Borrowers, NBD Bank as Administrative Agent and Documentation and Collateral Agent and The Chase Manhattan Bank as Co-Administrative Agent and Syndication Agent dated August 5, 1997. Incorporated by reference to
                              Exhibit 10.7 to AAS' Registration Statement on Form S-4 (File No. 333-49011), filed March 31, 1998.
                    10.7(a) Amendment No 1. Dated as of September 5, 1997 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997 and Security Agreements Dated as of October 5, 1996. Incorporated by reference to Exhibit 10.7(a) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
                    10.7(b) Amendment No.2 Dated as of September 24, 1997 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7(b) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
                    10.7(c) Amendment No. 3 Dated as of December 29, 1997 to Second Amended and Restated Credit Agreement dated as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7(c) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
                    10.7(d) Amendment No. 4 Dated as of December 31, 1997 to Second Amended and restated Credit Agreement Dated as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7(d) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31, 1998.
                    10.7(e) Amendment No. 5 and Waiver Dated as of December 31, 1998 to Second Amended and Restated Credit Agreement Dated as of August 5, 1997. Incorporated by reference to Exhibit 10.7(e) to AAS' Annual Report on Form 10-K (File No. 333-49011) for the fiscal year ended December 31,

                    EXHIBIT
                    NUMBER                      DESCRIPTION

                              1998.
                    10.7(f)   Amendment No. 6 Dated as of August 10, 1999 to
                              Second Amended and Restated Credit Agreement Dated
                              as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7 (f) to AAS' Annual Report on Form
                              10-K (File No. 333-49011) for the fiscal year
                              ended December 31, 1999.
                    10.7(g)   Amendment No. 7 Dated as of September 30, 2000 to
                              Second Amended and Restated Credit Agreement Dated
                              as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7 (g) to AAS' Quarterly Report on Form
                              10-Q (File No. 333-49011) for the nine months
                              ended September 30, 2000.
                    10.7(h)   Amendment No. 8 dated as of June 30, 2001 to
                              Second Amended and Restated Credit Agreement Dated
                              as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7(h) to AAS' Quarterly Report on Form
                              10-Q (File No. 333-49011) for the six months ended
                              June 30, 2001.
                    10.7(i)   Amendment No. 9 dated as of December 14, 2001 to
                              Second Amended and Restated Credit Agreement Dated
                              as of August 5, 1997. Incorporated by reference to
                              Exhibit 10.7(i) to AAS' Current Report on Form 8-K
                              (File No. 333-49011).
                    10.8      First Amended and Restated Credit Agreement among
                              SportRack International, Inc. and First Chicago
                              NBD Bank, Canada, The Chase Manhattan Bank of
                              Canada and The Bank of Nova Scotia dated as of
                              March 19, 1998. Incorporated by reference to
                              Exhibit 10.8 to AAS' Registration Statement on
                              Form S-4 (File No. 333-49011), filed March 31,
                              1998.
                   *10.9      Amended and Restated Employment Agreement between
                              AAS and Richard Borghi dated September 30, 1999.
                              Incorporated by reference to Exhibit 10.9 to AAS'
                              Quarterly Report for the quarterly period ended
                              September 30, 1999 on Form 10-Q (File No.
                              333-49011).
                   *10.9      (a) Amendment No. 1 to the Amended and Restated
                              Employment Agreement dated August 1, 2000 between
                              SportRack, LLC and Richard Borghi, incorporated by
                              reference to Exhibit 10.9(a) to the Company's
                              Annual Report on Form 10-K for the year ended
                              December 31, 2000.
                   *10.11     Management Consulting Agreement between AAS and
                              Barry Banducci dated September 28, 2001
                   *10.12     Management Consulting Agreement between AAS and F.
                              Alan Smith dated September 28, 2001
                   *10.13     Amended and Restated Employment Agreement between
                              AAS and Terence C. Seikel dated September 30,
                              1999. Incorporated by reference to Exhibit 10.13
                              to AAS' Registration Statement on Form S-4 (File
                              No. 333-49011), filed March 31, 1998.
                   *10.13(a)  Amendment No. 1 to the Amended and Restated
                              Employment Agreement dated August 1, 2000 between
                              Advanced Accessory Systems, LLC and Terence C.
                              Seikel, incorporated by reference to Exhibit
                              10.13(a) to the Company's Annual Report on Form
                              10-K for the year ended December 31, 2000.
                   *10.15     Employment Agreement between Brink B.V. and Gerrit
                              de Graaf dated November 1, 1996. Incorporated by
                              reference to Exhibit 10.15 to AAS' Registration
                              Statement on Form S-4 (File No. 333-49011), filed
                              March 31, 1998.
                    10.17     Lease dated as of January 24, 1997 between Valley
                              Industries Realty, L.P. and Valley Industries,
                              Inc. Incorporated by reference to Exhibit 10.17 to
                              AAS' Registration Statement on Form S-4 (File No.
                              333-49011), filed March 31, 1998.
                    10.18     Addendum to Sublease dated as of July 2, 1997
                              between Bell Sports Canada, Inc. and SportRack
                              International, Inc. (formerly known as Advanced
                              Accessory Systems Canada Inc./ Les Systems
                              d'Accessoire Advanced Canada Inc.). Incorporated
                              by reference to Exhibit 10.18 to AAS' Registration
                              Statement on Form S-4 (File No. 333-49011), filed
                              March 31, 1998.
                    10.18(a)  Sublease Amending Agreement made as of the 1st day of January, 2000, between Bell Sports Canada Inc.
                              and SportRack Accessories Inc. (previously known
                              as SportRack International). Incorporated by
                              reference to Exhibit 10.7 (f) to AAS' Annual
                              Report on Form 10-K (File No. 333-49011) for the
                              fiscal year ended December 31, 1999.
                    10.19     Lease dated May 25, 1994 between VBG Towbars AB
                              and VBG Produkter AB. Incorporated by reference to
                              Exhibit 10.19 to AAS' Registration Statement on
                              Form S-4 (File No. 333-49011), filed March 31,
                              1998.
                    10.20     Lease Agreement for commercial use between Ellebi
                              S.p.A. and Brink Italia S.r.l. Incorporated by
                              reference to Exhibit 10.20 to AAS' Registration
                              Statement on Form S-4 (File No. 333-49011), filed
                              March 31, 1998.
                    10.21     Registration Rights Agreement dated September 25,
                              1997 by and among Advanced Accessory Systems, LLC,
                              AAS Capital Corporation, the Guarantors named
                              therein and Chase Securities, Inc. and First
                              Chicago Capital Markets, Inc. Incorporated by
                              reference to Exhibit 10.21 to AAS' Registration
                              Statement on Form S-4 (File No. 333-49011), filed
                              March 31, 1998.
                  *10.22      Amended and Restated Employment Agreement dated as
                              of March 14, 2001 between Valley Industries, LLC,
                              and Bryan Fletcher, incorporated by reference to
                              Exhibit 10.22 to the Company's Annual Report on
                              Form 10-K for the year ended December 31, 2000.
                   10.23      Multi-Tenant Industrial Triple Net Lease effective
                              January 1, 2001 between Santa Fe Bayfront Venture,
                              a California general partnership and Valley
                              Industries, LLC a Delaware limited liability
                              company, incorporated by reference to Exhibit
                              10.23 to the Company's Annual Report on Form 10-K
                              for the year ended December 31, 2000.
                    10.24     Third Amended and Restated Members' Agreement
                              Dated as of September 30, 1999 among Advanced
                              Accessory Systems, LLC, and the Members that are
                              parties hereto. Incorporated by reference to
                              Exhibit 3.4 to AAS' Quarterly Report for the
                              quarterly period ended September 30, 1999 on Form
                              10-Q (File No. 333-49011).
                    10.25     Unit Redemption Agreement dated as of October 26,
                              2000 between MascoTech, Inc. and Advanced
                              Accessory Systems, LLC, incorporated by reference
                              to Exhibit 10.25 to the Company's Annual Report on
                              Form 10-K for the year ended December 31, 2000.
                   *10.26     Advanced Accessory Systems, LLC 1995 Option Plan.

                    EXHIBIT
                    NUMBER                      DESCRIPTION


                   12.1       Statement Re: Computation of ratios
                   21.1 Subsidiaries of the Registrant Incorporated by reference to Exhibit 21.1 to AAS' Registration Statement on Form S-4 (File No. 333-49011), filed March 31, 1998.
                   24.1       Power of Attorney




     (b) Reports of form 8-K:

     On December 21, 2001, the Company filed a report on Form 8-K to announce, in Item 5. the execution of Amendment No. 9 to the Second Amended and Restated Credit Agreement dated as of August 5, 1997. No financial statements were filed with the report.


--------------

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                           Advanced Accessory Systems, LLC

                    Date: March 20, 2002                                   By:     /s/   TERENCE C. SEIKEL
                                                                                --------------------------
                                                                                         Terence C. Seikel
                                                                                President and Chief Executive Officer
                                                                              (Principal Executive Officer and Authorized
                                                                                               Signatory)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 20 day of March, 2002, by the following persons on behalf of the registrant and in the capacities as indicated. Signature Title

                          /s/  TERENCE C. SEIKEL                           President, Chief Executive Officer and
                   -----------------------------------------               Manager (Principal Executive and Principal
                                Terence C. Seikel                          Financial Officer)


                          /s/   BARRY G. STEELE                            Corporate Controller (Principal Accounting
                   -----------------------------------------               Officer)
                                 Barry G. Steele

                                       *                                   Chairman of the Board of Managers
                   -----------------------------------------
                                  F. Alan Smith

                                       *                                   Manager
                   -----------------------------------------
                                 Barry Banducci

                                       *                                   Manager
                   -----------------------------------------
                              Gerard Jacobus Brink

                                       *                                   Manager
                   -----------------------------------------
                                Donald J. Hofmann

                                       *                                   Manager
                   -----------------------------------------
                               Richard E. Borghi

                                       *                                   Manager
                   -----------------------------------------
                                Bryan A. Fletcher

                                       *                                   Manager
                   -----------------------------------------
                                 Gerrit de Graaf

                   *By:   /s/  TERENCE C. SEIKEL
                   -----------------------------------------
                       Terence C. Seikel, Attorney-in-Fact

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

Other than this annual report filed on Form 10-K, no annual report or proxy material has been sent to security holders.

                        ADVANCED ACCESSORY SYSTEMS, LLC-
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999,
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                         ADDITIONS
                                                                   -----------------------
                                                     BALANCE AT    CHARGED TO      CHARGED                   BALANCE
                                                    BEGINNING OF   COSTS AND      TO OTHER                  AT END OF
                                                        YEAR        EXPENSES    ACCOUNTS (1)  WRITE-OFFS      YEAR
                                                   -------------   ----------   ------------  ----------    ----------

         ALLOWANCE FOR DOUBTFUL ACCOUNTS
         -------------------------------
  For the year ended December 31,
   2001........................................     $     2,140    $      818    $      (41)  $    1,129  $     1,788
   2000........................................           4,997        (1,887)          (41)         929        2,140
   1999........................................           2,766         2,670           (67)         372        4,997

           ALLOWANCE FOR INVENTORY AND
          LOWER OF COST OR MARKET RESERVE
          -------------------------------
  For the year ended December 31,
   2001........................................     $     2,540    $    1,688    $      (60)  $    1,267  $     2,901
   2000........................................           3,217         1,021           173        1,871        2,540
   1999........................................           3,917           573          (136)       1,137        3,217

        ALLOWANCE FOR REIMBURSABLE TOOLING
        -----------------------------------
  For the year ended December 31,
   2001........................................     $       414    $    1,063    $       --   $      661  $       816
   2000........................................             541           266            --          393          414
   1999........................................             324           230            --           13          541

         ALLOWANCE FOR DEFERRED TAX ASSETS
         ---------------------------------
   2001........................................     $     4,945    $    1,023    $     (229)  $       --  $     5,739
   2000........................................           5,258           (86)         (227)          --        4,945
   1999........................................           4,225           854           179           --        5,258


----------

    (1) Charges to other accounts include amounts related to acquired companies and the effects of changing foreign currency exchange rates for the Company's foreign subsidiaries.

                               INDEX TO EXHIBITS

EXHIBIT NO.                                  DESCRIPTION

  10.11 Management Consulting Agreement between AAS and Barry Banducci dated September 28, 2001

  10.12 Management Consulting Agreement between AAS and F. Alan Smith dated September 28, 2001

  10.26                            Advanced Accessory Systems, LLC 1995 Option
                                   Plan.

  12.1                             Statement Re: Computation of ratios

  24.1                             Power of Attorney