Form 10-Q
period 2002-03-31
ADVANCED ACCESSORY SYSTEMS LLC
filed 2002-05-15
CIK 1057836

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ______________

                                    FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2002

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to ________________

                                 ______________


                        COMMISSION FILE NUMBER 333-49011

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



                                 (586) 997-2900
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                   No






================================================================================

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                      INDEX

                                                                        Page No.


Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of                   1
                March 31, 2002 and December 31, 2001

              Consolidated Condensed Statements of                          2
                Operations for the Three Months
                Ended March 31, 2002 and 2001

              Consolidated Condensed Statements of                          3
                Cash Flows for the Three Months
                Ended March 31, 2002 and 2001

              Consolidated Condensed Statement of Changes                   4
                in Members' Equity for the Three Months
                Ended March 31, 2002

              Notes to Consolidated Condensed Financial                     5
                Statements

     Item 2.  Management's Discussion and Analysis of                      11
                Financial Condition and Results of
                Operations

     Item 3.  Quantitative and Qualitative Disclosures About               14
                Market Risk

Part II.  Other Information and Signature

     Item 1.  Legal Proceedings                                            15

     Item 2.  Changes in Securities                                        15

     Item 3.  Defaults Upon Senior Securities                              15

     Item 4.  Submission of Matters to a Vote of                           15
                Security-Holders

     Item 5.  Other Information                                            15

     Item 6.  Exhibits and Reports on Form 8-K                             15

     Signature                                                             16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ADVANCED ACCESSORY SYSTEMS, LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)


                                                         March 31,   December 31,
                                                           2002          2001
                                                       (Unaudited)
ASSETS
Current assets

       Cash                                             $   1,324     $   2,139
       Accounts receivable, less reserves
         of $1,472 and $1,788, respectively                54,232        44,790
       Inventories
         Raw materials                                     14,182        14,689
         Work-in-process                                    9,676        10,323
         Finished goods                                    16,276        17,248
         Reserves                                          (2,956)       (2,828)
                                                        ---------     ---------
       Total inventories                                   37,178        39,432
       Deferred income taxes                                1,684         1,643
       Other current assets                                 4,232         4,133
                                                        ---------     ---------
                    Total current assets                   98,650        92,137
Property and equipment, net                                53,113        54,404
Goodwill, net                                              44,181        73,394
Other intangible assets, net                                4,009         4,685
Deferred income taxes                                       1,933         1,932
Other noncurrent assets                                     1,557         1,738
                                                        ---------     ---------
                                                        $ 203,443     $ 228,290
                                                        =========     =========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Current maturities of long-term debt             $   9,553     $  11,023
       Accounts payable                                    33,136        29,051
       Accrued liabilities                                 24,876        23,553
       Mandatorily redeemable warrants                      5,130         5,130
                                                        ---------     ---------
                    Total current liabilities              72,695        68,757
                                                        ---------     ---------

Noncurrent liabilities
       Deferred income taxes                                  515           828
       Other noncurrent liabilities                         4,786         4,755
       Long-term debt, less current maturities            143,529       145,626
                                                        ---------     ---------
                    Total noncurrent liabilities          148,830       151,209
                                                        ---------     ---------

Members' equity
  Class A Units                                             7,348         7,348
  Class A-1 Units                                           4,117         4,117
  Other comprehensive loss                                    (11)         (181)
  Accumulated deficit                                     (29,536)       (2,960)
                                                        ---------     ---------
                                                          (18,082)        8,324
                                                        ---------     ---------
                                                        $ 203,443     $ 228,290
                                                        =========     =========






               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                 March 31,
                                                             2002         2001
                                                           --------    --------
           Net sales                                       $ 79,870    $ 79,182
           Cost of sales                                     60,954      59,950
                                                           --------    --------

                  Gross profit                               18,916      19,232

           Selling, administrative and
             product development expenses                    10,850      11,731
           Amortization of intangible assets                      7         750
                                                           --------    --------

                  Operating income                            8,059       6,751
                                                           --------    --------

           Other income (expense)
                  Interest expense                           (3,957)     (4,531)
                  Foreign currency loss, net                 (1,244)     (4,820)
                  Other income (expense)                         41         (44)
                                                           --------    --------

           Income (loss) before cumulative effect of
             accounting change and income taxes               2,899      (2,644)
           Cumulative effect of accounting change
                  for goodwill impairment                   (29,207)         --
                                                           --------    --------
           Loss before income taxes                         (26,308)     (2,644)
           Benefit for income taxes                             368       1,119
                                                           --------    --------
           Net loss                                        $(25,940)   $ (1,525)
                                                           ========    ========








               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                March 31,
                                                            2002         2001
                                                          --------     --------
CASH FLOWS FROM OPERATING
    ACTIVITIES:
       Net loss                                           $(25,940)    $ (1,525)
       Adjustments to reconcile net loss to net
        cash provided by operating activities
         Depreciation and amortization                       2,982        3,494
         Cumulative effect of accounting change
           for goodwill impairment                          29,207           --
         Deferred taxes                                       (417)      (1,223)
         Foreign currency loss                                 632        4,761
         Loss on disposal of assets                             --           38
         Changes in assets and liabilities, net             (1,767)       1,972
                                                          --------     --------

         Net cash provided by operating activities           4,697        7,517
                                                          --------     --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisition of property and equipment                (1,883)      (1,320)
                                                          --------     --------

         Net cash used for investing activities             (1,883)      (1,320)
                                                          --------     --------

CASH FLOWS USED FOR FINANCING
    ACTIVITIES:
       Net decrease in revolving loan                           (2)      (5,343)
       Collection of membership notes receivable                --           24
       Repayment of debt                                    (3,461)      (2,923)
       Distributions to members                               (636)          (2)
                                                          --------     --------

         Net cash used for financing activities             (4,099)      (8,244)
                                                          --------     --------

       Effect of exchange rate changes                         470          710
                                                          --------     --------
       Net decrease in cash                                   (815)      (1,337)
       Cash at beginning of period                           2,139        3,315
                                                          --------     --------
       Cash at end of period                              $  1,324     $  1,978
                                                          ========     ========



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                Other                              Total
                                            Members'        comprehensive     Accumulated        members'
                                             capital            loss            deficit           equity
                                          -------------    -------------     -------------    -------------

Balance at December 31, 2001              $      11,465    $        (181)    $      (2,960)   $       8,324
Distributions to members                             --               --              (636)            (636)
Currency translation adjustment                      --              170                --              170
Net loss                                             --               --           (25,940)         (25,940)
                                          -------------    -------------     -------------    -------------
Balance at March 31, 2002                 $      11,465    $         (11)    $     (29,536)   $     (18,082)
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

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001 and its cash flows for the three months ended March 31, 2002 and 2001.

         These consolidated condensed financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 20, 2002.

2.       COMPREHENSIVE LOSS

         Comprehensive loss for the first quarter of 2002 and 2001 of $25,770 and $599, respectively, includes reported net loss adjusted by the effect of changes in the cumulative translation adjustment.

3.       CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" (SFAS 142) and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 142 changed the methodology for assessing goodwill impairments. The initial application of this statement resulted in an impairment of goodwill of $29,207 to write down goodwill related to the Valley Industries Acquisition. The impairment due solely to the change in accounting standards has been reported as a cumulative effect of accounting change. Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values, which was determined based on the discounted estimated future cash flows of the reporting units. As the impairment related to Valley Industries, LLC for which taxable income accrues to the individual members, no tax effect was recorded for this charge. Additionally, under the new standard, goodwill is no longer amortized but is to be tested periodically for impairment. The effect of no longer amortizing goodwill resulted in a reduction of $743 in amortization of intangible assets during the first quarter of 2002 as compared with the first quarter of 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations or cash flows. The following table presents net loss for the first quarter 2002 and net loss for the first quarter of 2001, as adjusted for the non-amortization provisions of SFAS No. 142.

                                                          Three Months Ended March 31,
                                                           2002                  2001
                                                         --------              -------
                  Reported net loss                      $(25,940)             $(1,525)
                  Add back: Goodwill amortization              --                  743
                                                         --------              --------
                  Adjusted net loss                       (25,940)                (782)
                                                        =========              =======-


4.       CONDENSED CONSOLIDATING INFORMATION

         On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4% Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries. The operating results of the guarantor and non-guarantor subsidiaries for the three months ended March 31, 2002 and 2001 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity, including interest on intercompany debt balances. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at March 31, 2002.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4.       CONDENSED CONSOLIDATING INFORMATION -- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2002

                                                        GUARANTOR     NON-GUARANTOR    ELIMINATIONS/
                                             ISSUERS    UBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS      CONSOLIDATED
                                            ---------   -----------   -------------    -------------     ------------
                                                                    (DOLLAR AMOUNTS IN THOUSANDS)
                                                        C>
ASSETS
Current assets
  Cash ..................................   $    --      $    --         $   1,324        $    --           $   1,324
  Accounts receivable ...................        --         34,240          19,992             --              54,232
  Inventories ...........................        --         14,579          22,599             --              37,178
  Deferred income taxes and other
   current assets .......................          44        2,607           3,265             --               5,916
                                            ---------    ---------       ---------        ---------         ---------
       Total current assets .............          44       51,426          47,180             --              98,650
                                            ---------    ---------       ---------        ---------         ---------
Property and equipment, net .............        --         33,118          19,995             --              53,113
Goodwill, net ...........................         985       25,110          18,086             --              44,181
Other intangible assets, net ............       3,491           40             478             --               4,009
Deferred income taxes and other
  noncurrent assets .....................          93        1,061           2,336             --               3,490
Investment in subsidiaries ..............      47,136        9,955            --            (57,091)             --
Intercompany notes receivable ...........      74,816         --              --            (74,816)             --
                                            ---------    ---------       ---------        ---------         ---------
       Total assets .....................   $ 126,565    $ 120,710       $  88,075        $(131,907)        $ 203,443
                                            =========    =========       =========        =========         =========

LIABILITIES AND MEMBERS'
  EQUITY
Current liabilities
  Current maturities of long-term debt ..   $    --      $     523       $   9,030        $    --           $   9,553
  Accounts payable ......................        --         23,046          10,090             --              33,136
  Accrued liabilities and deferred
    income taxes ........................       9,686        6,814           8,376             --              24,876
  Mandatorily redeemable warrants .......       5,130         --              --               --               5,130
                                            ---------    ---------       ---------        ---------         ---------
       Total current liabilities ........      14,816       30,383          27,496             --              72,695
                                            ---------    ---------       ---------        ---------         ---------
Deferred income taxes and other
  noncurrent liabilities ................       2,003          777           2,521             --               5,301
Long-term debt, less current maturities .     127,684          220          15,625             --             143,529
Intercompany debt .......................        --         12,198          62,618          (74,816)             --
Members' equity .........................     (17,938)      77,132         (20,185)         (57,091)          (18,082)
                                            ---------    ---------       ---------        ---------         ---------
       Total liabilities and members'
       equity ...........................   $ 126,565    $ 120,710       $  88,075        $(131,907)        $ 203,443
                                            =========    =========       =========        =========         =========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001


                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS      CONSOLIDATED
                                                -----------    ------------    ------------       -----------      ------------
   ASSETS
   Current assets
     Cash...................................    $       334     $         2      $     1,803      $        --      $    2,139
     Accounts receivable....................             --          29,094           15,696               --          44,790
     Inventories............................             --          15,603           23,829               --          39,432
     Deferred income taxes and other
      current assets........................              7           2,326            3,443               --           5,776
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............            341          47,025           44,771               --          92,137
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          34,071           20,333               --          54,404
   Goodwill, net............................            985          53,930           18,479               --          73,394
   Other intangible assets, net.............          3,670             412              603               --           4,685
   Deferred income taxes and other
     noncurrent assets......................             93           1,340            2,237               --           3,670
   Investment in subsidiaries...............         70,323           9,955               --          (80,278)             --
   Intercompany notes receivable............         74,601              --               --          (74,601)             --
                                               ------------     -----------      -----------      -----------      ----------
          Total assets......................   $    150,013     $   146,733      $    86,423      $  (154,879)     $  228,290
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBERS'
     EQUITY
   Current liabilities
     Current maturities of long-term debt...  $          --     $     1,108      $     9,915      $        --      $   11,023
     Accounts payable.......................             --          19,562            9,489               --          29,051
     Accrued liabilities and deferred
       income taxes.........................          6,731           7,804            9,018               --          23,553
     Mandatorily redeemable warrants........          5,130              --               --               --           5,130
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........         11,861          28,474           28,422               --          68,757
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities.................          2,003             719            2,861               --           5,583
   Long-term debt, less current maturities..        127,675             297           17,654               --         145,626
   Intercompany debt........................             --          16,920           57,681          (74,601)             --
   Members' equity..........................          8,474         100,323          (20,195)         (80,278)          8,324
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity............................   $    150,013     $   146,733      $    86,423       $ (154,879)     $  228,290
                                               ============     ===========      ===========       ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                              --------------  -------------  -----------------  --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   56,840     $    23,030        $       --      $   79,870
   Cost of sales............................             --          44,758          16,196                --          60,954
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          12,082           6,834                --          18,916
   Selling, administrative and product
     development expenses...................            (20)          5,815           5,055                --          10,850
   Amortization of intangible assets........             --               3               4                --               7
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income.......................             20           6,264           1,775                --           8,059
   Interest expense.........................          2,663             203           1,091                --           3,957
   Equity in loss of subsidiaries                   (23,297)             --              --            23,297              --
   Foreign currency loss, net...............             --              --           1,244                --           1,244
   Other income.............................             --               9              32                --              41
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before cumulative effect
     of accounting change and income taxes..        (25,940)          6,070            (528)           23,297           2,899
   Cumulative effect of accounting change...             --         (29,207)             --                --         (29,207)
                                                 ----------      ----------     -----------        ----------      ----------
   Loss before income taxes.................        (25,940)        (23,137)           (528)           23,297         (26,308)
   Benefit for income taxes.................             --              --             368                --             368
                                                 ----------      ----------     -----------        ----------      ----------
   Net loss.................................     $  (25,940)     $  (23,137)    $      (160)       $   23,297      $  (25,940)
                                                 ==========      ==========     ===========        ==========      ==========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                              --------------  -------------  -----------------  --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   56,759     $    22,423        $       --      $   79,182
   Cost of sales............................             --          44,351          15,599                --          59,950
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          12,408           6,824                --          19,232
   Selling, administrative and product
     development expenses...................             82           6,402           5,247                --          11,731
   Amortization of intangible assets........              9             549             192                --             750
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................            (91)          5,457           1,385                --           6,751
   Interest expense.........................          1,638           1,058           1,835                --           4,531
   Equity in income (loss) of subsidiaries              204              --              --              (204)             --
   Foreign currency loss....................             --              22           4,798                --           4,820
   Other income (expense)                                --              --             (44)               --             (44)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........         (1,525)          4,377          (5,292)             (204)         (2,644)
   Benefit for income taxes.................             --              --           1,119                --           1,119
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $   (1,525)     $    4,377     $    (4,173)       $     (204)     $   (1,525)
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                    ISSUERS    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                ------------  -------------  -----------------  --------------  ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)

   Net cash provided by (used for) operating
     activities..............................    $      520     $   5,865       $   (1,688)        $       --     $    4,697
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --          (597)          (1,286)                --         (1,883)
                                                 ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities            --          (597)          (1,286)                --         (1,883)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt.............          (216)       (4,721)           4,937                 --             --
     Net decrease in revolving loan..........            (2)           --               --                 --             (2)
     Repayment of debt.......................            --          (549)          (2,912)                --         (3,461)
     Distributions to members................          (636)           --               --                 --           (636)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash used for financing
         activities..........................          (854)       (5,270)           2,025                 --         (4,099)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........            --            --              470                 --            470
   Net decrease in cash......................          (334)           (2)            (479)                --           (815)
   Cash at beginning of period...............           334             2            1,803                 --          2,139
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $       --     $      --       $    1,324         $       --     $    1,324
                                                 ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

4.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                    ISSUERS    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                ------------  -------------  -----------------  --------------  ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities..............................    $    1,712     $   7,423       $   (1,618)        $       --     $    7,517
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --          (774)            (546)                --         (1,320)
                                                 ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities            --          (774)            (546)                --         (1,320)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt.............         3,921        (6,684)           2,763                 --             --
     Net increase in revolving loan..........        (5,343)           --               --                 --         (5,343)
     Collection on note receivable for unit
       purchase..............................            24            --               --                 --             24
     Repayment of debt.......................            --            --           (2,923)                --         (2,923)
     Distributions to members................            (2)           --               --                 --             (2)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash used for financing
         activities..........................        (1,400)       (6,684)            (160)                --         (8,244)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........            --            --              710                 --            710
   Net increase (decrease) in cash...........           312           (35)          (1,614)                --         (1,337)
   Cash at beginning of period...............         1,153           246            1,916                 --          3,315
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $    1,465     $     211       $      302         $       --     $    1,978
                                                 ==========     =========       ==========         ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        ADVANCED ACCESSORY SYSTEMS, LLC
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   For the Three Months Ended March 31, 2002



         The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the financial statements and notes thereto of the Company included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth above, in the material set forth below, as well as in this Form 10-Q generally. These may include statements projecting, forecasting or estimating Company performance and industry trends. General risks that may impact the achievement of such forecasts include, but are not limited to: compliance with new laws and regulations, general economic conditions in the markets in which the Company operates, fluctuation in demand for the Company's products and in the production of vehicles for which the Company is a supplier, significant raw material price fluctuations, labor disputes involving the Company or its significant customers or suppliers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers, the substantial leverage of the Company, limitations imposed by the Company's debt facilities, changes in the popularity of particular vehicle models or towing and rack systems, the loss of programs on particular vehicle models, risks associated with conducting business in foreign countries and other business factors. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements. All of these forward-looking statements are based on estimates and assumptions made by management of the Company which, although believed to be reasonable, are inherently uncertain. The Company does not intend to update these forward-looking statements.

GENERAL

         An affiliate of J.P. Morgan Partners, LLC ("JPMP") and certain members of the Company's management formed the Company in September 1995 to make strategic acquisitions of automotive exterior accessory manufacturers and to integrate those acquisitions into a global enterprise that would be a preferred supplier to the automotive industry.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

         Net sales. Net sales for the first quarter of 2002 were $79.9 million, representing an increase of $688,000, or 0.9%, compared with net sales for the first quarter of 2001. This increase resulted primarily from increased sales to North American OEMs of approximately $1.2 million primarily resulting from increased production levels of vehicles compared to the prior year. The North American OEMs reduced vehicle production beginning in the fourth quarter of 2000 and continuing in the first quarter of 2001 in anticipation of lower sales and to address vehicle inventories which had generally grown above acceptable levels. Additionally, aftermarket sales increased by $334,000. Offsetting these increases were lower sales of approximately $876,000 due to the effect of declining exchange rates between the U.S. Dollar and the currencies used by the Company's foreign subsidiaries.

         Gross profit. Gross profit for the first quarter of 2002 was $18.9 million, representing a decrease of $316,000, or 1.6%, from the gross profit for the first quarter of 2001. This decrease resulted from a decrease in the gross margin percentage. Gross profit as a percentage of net sales was 23.7% in the first quarter of 2002 compared to 24.3% in the first quarter of 2001. The decrease in the gross margin percentage is primarily attributable to a change in the mix of products sold being weighted more towards lower margin products than in the prior year and lower production efficiency for Brink which restructured its Netherlands manufacturing facilities during the first quarter of 2002.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first quarter of 2002 were $10.9 million, representing a decrease of $881,000, or 7.5%, over the selling, administrative and product development expenses for the first quarter of 2001. Selling, administrative and product development expenses as a percentage of net sales decreased to 13.6% in the first quarter of 2002 from 14.8% in the first quarter of 2001. This decrease is primarily attributable to cost cutting initiatives put in place during the quarter, the lack of costs incurred to relocate a warehouse operation during the first quarter of 2001 and reduced activity at Brink, as translated. Brink has higher selling expenses as a percentage of sales in comparison with the Company as a whole.

         Amortization of intangible assets. Amortization of intangible assets for the first quarter of 2002 was $7,000, representing a decrease of $743,000 compared with amortization of intangible assets, which included amortization of goodwill, for the first quarter of 2001. This decrease was the result of a new accounting standard adopted on January 1, 2002, which ceased the amortization of goodwill as of that date. See "New Accounting Pronouncements".

         Operating income. Operating income for the first quarter of 2002 was $8.1 million, an increase of $1.3 million, or 19.4%, from operating income for the first quarter of 2001, reflecting the decrease in selling, administrative and product development expenses and the decrease in amortization of intangible assets, partially offset by the decrease in gross profit. Operating income as a percentage of net sales increased to 10.1% in the first quarter of 2002 from 8.5% in the first quarter of 2001.

                         ADVANCED ACCESSORY SYSTEMS, LLC

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 2002


         Interest expense. Interest expense for the first quarter of 2001 was $4.0 million, which was $574,000 lower than interest expense for the first quarter of 2001. The decrease was primarily due to lower interest rates charged on the Company's variable rate indebtedness and reduced average borrowings.

         Foreign currency loss. Foreign currency loss in the first quarter of 2002 was $1.2 million, compared to a foreign currency loss of $4.8 million in the first quarter of 2001. The Company's foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. Dollars including intercompany debt and a portion of the loans under the Company's Second Amended and Restated Credit Agreement. During the first quarter of 2002 and the first quarter of 2001, the U.S. Dollar strengthened in relation to the European Euro, the functional currency of Brink. The U.S. Dollar strengthening was less significant in 2002 than 2001.

         Benefit for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the first quarter of 2002, the Company had a loss before income taxes for its taxable subsidiaries totaling $528,000 and recorded a benefit for income taxes of $368,000. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories recorded during 2002 and differences in the tax rates of foreign countries. During the first quarter of 2001, the Company had a loss before income taxes for its taxable subsidiaries totaling $5.3 million and recorded a benefit for income taxes of $1.1 million.

         Cumulative effect of accounting change. On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). See "New Accounting Pronouncements". As a result of this accounting change, the Company recorded a loss totaling $29.2 million to write down goodwill recorded in connection with the Valley Industries Acquisition.

         Net loss. Net loss for the first quarter of 2002 was $25.9 million, as compared to a net loss of $1.5 million in the first quarter of 2001, a change of $24.4 million. The change in net loss is primarily attributable to the cumulative effect of accounting change due to the adoption of SFAS 142 offset partially by the increase in operating income, the decrease in the foreign currency loss and the decrease in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at March 31, 2002 was $153.1 million including current maturities of $9.6 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement ("U.S. Credit Facility").

WORKING CAPITAL AND CASH FLOWS

         Working capital and key elements of the consolidated statement of cash flows are:

                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2002            2001
                                                                              --------------   ---------
                                                                                       (IN THOUSANDS)

                    Working Capital........................................       $ 25,955         $ 23,380

                                                                                        FIRST QUARTER
                                                                                    2002             2001
                                                                              --------------   ----------
                                                                                       (IN THOUSANDS)

                    Cash flows provided by operating activities............       $  4,697         $  7,517

                    Cash flows (used for) investing activities.............       $ (1,883)        $ (1,320)

                    Cash flows (used for) financing activities.............       $ (4,099)        $ (8,244)

                         ADVANCED ACCESSORY SYSTEMS, LLC

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 2002


Working capital

         Working capital increased by $2.6 million to $26.0 million at March 31, 2002 from $23.4 million at December 31, 2001 due primarily to an increase in accounts receivable of $9.4 million, an increase of $425,000 in other current assets and a decrease in the current portion of long term debt of $1.5 million. These increases were partially offset by a decrease in cash of $815,000, a decrease in inventory of $2.0 million, an increase in accounts payable of $4.4 million and an increase in accrued liabilities of $1.5 million.

         Cash decreased by $815,000 to $1.3 million at March 31, 2002 from $2.1 million at December 31, 2001 primarily due to cash being used for financing and investing activities of $4.1 million and $1.9 million, respectively, partially offset by cash provided by operating activities of $4.7 million. The increase in accounts receivable was attributable to increased sales levels in the first quarter of 2002 as compared with the fourth quarter of 2001. Differences in sales levels between the two consecutive quarters are partly due to seasonal cycles and increased sales to OEMs. Increases in accounts payable and accrued liabilities during the quarter reflected increased purchasing activities to support the increased sales volume. Inventory decreased primarily at Brink which sold product out of inventory during a plant reorganization in the Netherlands. Accrued liabilities increased as a result of an increase of $3.0 million in accrued interest for the Company's Notes as compared with amounts recorded as of December 31, 2001.

Operating Activities

         Cash flow provided by operating activities for the first quarter of 2002 was $4.7 million, compared to $7.5 million in the first quarter of 2001. Cash flow for the first quarter of 2002 decreased primarily due to an increase in working capital during the first quarter of 2002 as compared with a decrease for the first quarter of 2001. Additionally, cash flow provided by operating activities was reduced by lower gross profit during the first quarter of 2002 compared with the first quarter of 2001.

Investing Activities

         During the first quarter of 2002 and 2001, investing cash flows included acquisitions of property and equipment of $1.9 million and $1.3 million, respectively, and were primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's ability to make capital expenditures is subject to restrictions in the U.S. Credit Facility, including a maximum of $12.5 million of capital expenditures annually.

Financing Activities

         During the first quarter of 2002 and 2001, financing cash flows included scheduled payments of principal on the Company's term indebtedness of $3.5 million and $2.9 million, respectively. Distributions to members, representing amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members, were $636,000 for the first quarter of 2002 and were not significant during the first quarter of 2001. Financing cash flows during the first quarter of 2001 also included net repayments under the company's revolving loans of $5.3 million.

DEBT AND CREDIT SOURCES

         The Company's indebtedness was $153.1 million and $156.6 million at March 31, 2002 and December 31, 2001, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities. As of March 31, 2002, the Company had borrowings under the revolving credit facilities totaling $3.0 million and had $24.0 million of available borrowing capacity. Borrowing availability was reduced by a $8.0 million outstanding letter of credit issued to benefit plaintiffs in a lawsuit against the Company. As of March 31, 2002, the Company was in compliance with the various covenants under the debt agreements pursuant to which it has borrowed or may borrow money and believes the Company will remain in compliance with such covenants through the period ending March 31, 2003. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the Revolving Credit Facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

                         ADVANCED ACCESSORY SYSTEMS, LLC

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                   For the Three Months Ended March 31, 2002


         The Company's ability to satisfy its debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business, and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under its current or successor credit facilities. The Company anticipates that, based on current and expected levels of operations, its operating cash flow, together with borrowings under the U.S. Credit Facility and the Canadian Credit Facility, should be sufficient to meet its debt service, working capital and capital expenditure requirements for the foreseeable future, although no assurances can be given in this regard, including as to the ability to increase revenues or profit margins. If the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There is no assurance that any of these remedies can be effected on satisfactory terms, if at all, including, whether, and on what terms, the Company could raise equity capital. See the introductory paragraph of this management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, the Czech Republic and, Italy. Net sales from international operations during the first quarter 2002 were approximately $23.0 million, or 28.8% of the Company's net sales. At March 31, 2002, assets associated with these operations were approximately 43.4% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. Dollar of approximately $3.9 million.

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

    The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at March 31, 2002 and does not use derivative financial instruments for trading or speculative purposes.


NEW ACCOUNTING PRONOUNCEMENTS

    On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" (SFAS 142) and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 142 changed the methodology for assessing goodwill impairments. The initial application of this statement resulted in an impairment of goodwill of $29.2 million to write down goodwill related to the Valley Industries Acquisition. The impairment due solely to the change in accounting standers has been reported as a cumulative effect of accounting change. Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values, which was determined based on the discounted estimated future cash flows of the of the reporting units. As the impairment related to Valley Industries, LLC for which taxable income accrues to the individual members, no tax effect was recorded for this charge. Additionally, under the new standard, goodwill is no longer amortized but is to be tested periodically for impairment. The effect of no longer amortizing goodwill resulted in a reduction of $743,000 in amortization of intangible assets during the first quarter of 2002 as compared with the first quarter of 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations or cash flows. The following table presents net loss for the first quarter 2002 and net loss for the first quarter of 2001, as adjusted for the non-amortization provisions of SFAS No. 142.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes since those which were reported in the Company's annual report on Form 10-K, filed with the Commission on March 20, 2002.

                         ADVANCED ACCESSORY SYSTEMS, LLC




                    PART II. OTHER INFORMATION AND SIGNATURE

Item 1.  Legal Proceedings

             Gibbs v. Advanced Accessory Systems, LLC. In February 1996, the Company commenced an action against two former employees alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. The Company is currently pursuing an appeal in the Sixth Circuit Court of Appeals. During the first quarter of 2002 and 2001, the Company increased its estimated accrual for this matter by $150,000 which charge is included in interest expense. No amounts have been paid as of December 31, 2001.

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




                                    ADVANCED ACCESSORY SYSTEMS, LLC
                                    (Registrant)




Date:      May 15, 2002             /s/ BARRY G. STEELE
                                    --------------------------------------------
                                    Barry G. Steele
                                    Chief Financial Officer
                                    (Principal Accounting  and Financial Officer
                                     and Authorized Signatory)