Form 10-Q
period 2002-06-30
ADVANCED ACCESSORY SYSTEMS LLC
filed 2002-08-01
CIK 1057836

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark one)
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2002

                                       OR

  [_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________

                                 --------------


               COMMISSION FILE NUMBER                  333-49011
                                                      -----------

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

                        ADVANCED ACCESSORY SYSTEMS, LLC

                                     INDEX

                                                                                                              Page No.


Part I.  Financial Information
     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of                                                         1
                June 30, 2002 and December 31, 2001

              Consolidated Condensed Statements of                                                                2
                Operations for the Three and Six Months
                Ended June 30, 2002 and 2001

              Consolidated Condensed Statements of                                                                3
                Cash Flows for the Six Months
                Ended June 30, 2002 and 2001

              Consolidated Condensed Statement of Changes                                                         4
                in Members' Equity for the Six Months
                Ended June 30, 2002

              Notes to Consolidated Condensed Financial                                                           5
                Statements

     Item 2.  Management's Discussion and Analysis of                                                            13
                Financial Condition and Results of
                Operations

     Item 3.  Quantitative and Qualitative Disclosures About                                                     19
                Market Risk

Part II.  Other Information and Signature

     Item 1.  Legal Proceedings                                                                                  19

     Item 2.  Changes in Securities                                                                              19

     Item 3.  Defaults Upon Senior Securities                                                                    19

     Item 4.  Submission of Matters to a Vote of                                                                 19
                Security-Holders

     Item 5.  Other Information                                                                                  19

     Item 6.  Exhibits and Reports on Form 8-K                                                                   19

     Signature                                                                                                   20


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                         ADVANCED ACCESSORY SYSTEMS, LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)



                                                                                   June 30,            December 31,
                                                                                     2002                  2001
                                                                                 (Unaudited)
ASSETS
Current assets
       Cash                                                                     $       2,422        $        2,139
       Accounts receivable, less reserves
         of $1,924 and $1,788, respectively                                            66,325                44,790
       Inventories
         Raw materials                                                                 16,527                14,689
         Work-in-process                                                               10,635                10,323
         Finished goods                                                                14,737                17,248
         Reserves                                                                      (3,134)               (2,828)
                                                                                -------------        --------------
       Total inventories                                                               38,765                39,432
       Deferred income taxes                                                              120                 1,643
       Other current assets                                                             5,651                 4,133
                                                                                -------------        --------------
                    Total current assets                                              113,283                92,137
Property and equipment, net                                                            56,553                54,404
Goodwill, net                                                                          46,071                73,394
Other intangible assets, net                                                            4,192                 4,685
Deferred income taxes                                                                   2,027                 1,932
Other noncurrent assets                                                                 1,518                 1,738
                                                                                -------------        --------------
                                                                                $     223,644        $      228,290
                                                                                =============        ==============

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Current maturities of long-term debt                                     $       8,328        $       11,023
       Accounts payable                                                                38,391                29,051
       Accrued liabilities                                                             22,111                23,553
       Deferred income taxes                                                              761                    --
       Mandatorily redeemable warrants                                                  5,130                 5,130
                                                                                -------------        --------------
                    Total current liabilities                                          74,721                68,757
                                                                                -------------        --------------

Noncurrent liabilities
       Deferred income taxes                                                            1,182                   828
       Other noncurrent liabilities                                                     5,089                 4,755
       Long-term debt, less current maturities                                        148,112               145,626
                                                                                -------------        --------------
                    Total noncurrent liabilities                                      154,383               151,209
                                                                                -------------        --------------

Members' equity
  Class A Units                                                                         7,348                 7,348
  Class A-1 Units                                                                       4,117                 4,117
  Other comprehensive loss                                                               (520)                 (181)
  Accumulated deficit                                                                 (16,405)               (2,960)
                                                                                -------------        --------------
                                                                                       (5,460)                8,324
                                                                                -------------        --------------
                                                                                $     223,644        $      228,290
                                                                                =============        ==============







               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                           June 30,
                                                                   2002           2001                2002           2001


Net sales                                                     $      94,321  $      88,911       $     174,191  $      168,093
Cost of sales                                                        68,907         66,380             129,861         126,330
                                                              -------------  -------------       -------------  --------------

       Gross profit                                                  25,414         22,531              44,330          41,763

Selling, administrative and
  product development expenses                                       11,691         11,345              22,541          23,076
Amortization of intangible assets                                         6            748                  13           1,498
                                                              -------------  -------------       -------------  --------------

       Operating income                                              13,717         10,438              21,776          17,189
                                                              -------------  -------------       -------------  --------------

Other income (expense)
       Interest expense                                              (3,900)        (4,510)             (7,857)         (9,041)
       Foreign currency gain (loss), net                              8,158         (1,223)              6,914          (6,043)
       Other expense                                                   (157)           (17)               (116)            (61)
                                                              -------------  -------------       -------------  --------------
Income before cumulative effect of
   Accounting change and income taxes                                17,818          4,688              20,717           2,044
Cumulative effect of accounting change
   for goodwill impairment                                               --             --             (29,207)             --
                                                              -------------  -------------       -------------  --------------
Income (loss) before taxes                                           17,818          4,688              (8,490)          2,044
Provision (benefit) for income taxes                                  3,303            192               2,935            (927)
                                                              -------------  -------------       -------------  --------------

Net income (loss)                                             $      14,515  $       4,496       $     (11,425) $        2,971
                                                              =============  =============       =============  ==============





               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                                                                                          Six Months Ended
                                                                                             June 30,
                                                                                       2002                   2001
CASH FLOWS FROM OPERATING
    ACTIVITIES:
       Net income (loss)                                                        $     (11,425)       $        2,971
       Adjustments to reconcile net loss to net
        cash provided by operating activities:
         Depreciation and amortization                                                  5,922                 6,938
         Cumulative effect of accounting change
           for goodwill impairment                                                     29,130                    --
         Deferred taxes                                                                 2,390                (1,593)
         Foreign currency (gain) loss                                                  (6,565)                5,957
         Loss on disposal of assets                                                       139                    37
         Changes in assets and liabilities, net                                       (12,135)               (5,008)
                                                                                -------------        ---------------

         Net cash provided by operating activities                                      7,456                 9,302
                                                                                -------------        --------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisition of property and equipment                                           (5,673)               (2,317)
                                                                                -------------        --------------

         Net cash used for investing activities                                        (5,673)               (2,317)
                                                                                -------------        --------------

CASH FLOWS USED FOR FINANCING
    ACTIVITIES:
       Net increase (decrease) in revolving loan                                        6,491                (3,343)
       Collection of membership notes receivable                                           --                    59
       Repayment of debt                                                               (6,805)               (5,192)
       Distributions to members                                                        (2,019)                   (2)
                                                                                -------------        --------------

         Net cash used for financing activities                                        (2,333)               (8,478)
                                                                                -------------        --------------

       Effect of exchange rate changes                                                    833                   802
                                                                                -------------        --------------
       Net increase (decrease) in cash                                                    283                  (691)
       Cash at beginning of period                                                      2,139                 3,315
                                                                                -------------        --------------
       Cash at end of period                                                    $       2,422        $        2,624
                                                                                =============        ==============



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)





                                                                         Other                              Total
                                                      Members'      comprehensive      Accumulated         members'
                                                      capital            loss            deficit           equity
                                                   -------------    -------------     -------------    -------------

Balance at December 31, 2001                       $      11,465    $        (181)    $      (2,960)   $       8,324
Distributions to members                                      --               --            (2,020)          (2,020)
Currency translation adjustment                               --             (339)               --             (339)
Net loss                                                      --               --           (11,425)         (11,425)
                                                   -------------    -------------     -------------    -------------
Balance at June 30, 2002                           $      11,465    $        (520)    $     (16,405)   $      (5,460)
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

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of June 30, 2002 and December 31, 2001 and the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

         These consolidated condensed financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 20, 2002.

2.       COMPREHENSIVE INCOME

         Comprehensive income for the second quarter of 2002 and 2001 of $14,006 and $3,812, respectively, and for the first half of 2002 and 2001 of $11,764 and $3,213, respectively, includes reported net loss adjusted by the effect of changes in the cumulative translation adjustment.

3.       SIGNIFICANT EVENT

         In early July 2002, three European automotive OEM customers of Brink Sweden recalled in total approximately 38,000 towbars which were supplied by the Company. The recall affects vehicles fitted with the G
         3.0 model removable towbar system sold between January 1999 and March 2000. The Company is in the process of working with its customers to provide technical and other support in response to the recall. Management can not estimate at this time what the financial impact would be to the Company, if any, as a result of the recall.

4.       CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" (SFAS 142) and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 142 changed the methodology for assessing goodwill impairments. The initial application of this statement resulted in an impairment of goodwill of $29,207 to write down goodwill related to the Valley Industries Acquisition. The impairment was due solely to the change in accounting standards and was reported as a cumulative effect of accounting change during the first quarter of 2002. Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values, which was determined based on the discounted estimated future cash flows of the reporting units. As the impairment related to Valley Industries, LLC for which taxable income accrues to the individual members, no tax effect was recorded for this charge. Additionally, under the new standard, goodwill is no longer amortized but is to be tested periodically for impairment. The effect of no longer amortizing goodwill resulted in a reduction in amortization of intangible assets during the second quarter of 2002 as compared with the first quarter of 2001 of $742 and a reduction during the first six months of 2002 as compared with the first six months of 2001 of $1,485. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations or cash flows. The following table presents net income (loss) for the second quarter 2001 and first six months of 2001, as adjusted for the non-amortization provisions of SFAS No. 142.


                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                           2002              2001              2002               2001
                                                      --------------    ------------       ------------       -----------
           Reported net income (loss)                  $    14,515       $     4,496        $ (11,425)          $  2,971
           Add back: Goodwill amortization                      --               742               --              1,485
                                                      --------------    ------------       ------------       -----------
           Adjusted net income (loss)                  $    14,515       $     5,238        $ (11,425)          $  4,456
                                                      ==============    ============       ============       ===========



         Other intangible assets at June 30, 2002 and December 31, 2001 consist of deferred financing costs, a defined benefit pension asset and patents and licenses. Deferred financing costs have a gross carrying amount of $6,689 and

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



         $6,577, respectively, and accumulated amortization of $2,995 and $2,483, respectively, and are amortized under the effective interest method over the terms of the related debt agreements. Aggregate amortization related to other intangible assets for the three and six months ended June 30, 2002 was $246 and $506, respectively, and for the three and six months ended March 31, 2001 was $946 and $1,893, respectively.

         Aggregate amortization expense related to other intangible assets for each of the five succeeding fiscal years as of June 30, 2002 is as follows:


                               Year Ended December 31,
                         -------------------------------
                         Remainder of 2002                $      455
                         2003                                    825
                         2004                                    605
                         2005                                    670
                         2006                                    742


         For the six months ended June 30, 2002, the carrying amount of goodwill decreased by $29,207 as a result of the impairment write down discussed above and increased by $1,884 as a result of the change in exchange rates between the U.S. Dollar and the European Euro, the functional currency of Brink International B.V.

         5.       CONDENSED CONSOLIDATING INFORMATION

         On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4% Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries. The operating results of the guarantor and non-guarantor subsidiaries for the three and six months ended June 30, 2002 and 2001 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity, including interest on intercompany debt balances. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at June 30, 2002.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)






5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)


                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 2002


                                                                   GUARANTOR     NON-GUARANTOR      ELIMINATIONS/
                                                     ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
                                                    ---------     ------------   --------------    --------------    ------------
                                                                       (DOLLAR AMOUNTS IN THOUSANDS)
   ASSETS
   Current assets
     Cash...................................    $       193            $ 87      $     2,142      $        --      $    2,422
     Accounts receivable....................             --          40,546           25,779               --          66,325
     Inventories............................             --          15,783           22,982               --          38,765
     Deferred income taxes and other
      current assets........................            184           3,785            1,802               --           5,771
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............            377          60,201           52,705               --         113,283
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          32,640           23,913               --          56,553
   Goodwill, net............................            985          24,728           20,358               --          46,071
   Other intangible assets, net.............          3,326             410              456               --           4,192
   Deferred income taxes and other
     noncurrent assets......................             93           1,006            2,446               --           3,545
   Investment in subsidiaries...............         63,943           9,955               --           73,898              --
   Intercompany notes receivable............         73,964              --               --           73,964              --
                                               ------------     -----------      -----------      -----------      ----------
          Total assets......................   $    142,688     $   128,940      $    99,878      $   147,862      $  223,644
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBERS'
     EQUITY
   Current liabilities
     Current maturities of long-term debt...  $          --     $        54      $     8,274      $        --      $    8,328
     Accounts payable.......................             --          26,219           12,172               --          38,391
     Accrued liabilities and deferred
       income taxes.........................          6,673           7,703            8,496               --          22,111
     Mandatorily redeemable warrants........          5,130              --               --               --           5,891
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........         11,803          33,976           28,942               --          74,721
   Deferred income taxes and other
     noncurrent liabilities.................          2,003             852            3,416               --           6,271
   Long-term debt, less current maturities..        134,187             299           13,626               --         148,112
   Intercompany debt........................             --           6,601           67,363           73,964              --
   Members' equity..........................         (5,305)         87,212          (13,469)          73,898          (5,460)
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity............................   $    142,688     $   128,940      $    99,878      $   147,862      $  223,644
                                               ============     ===========      ===========      ===========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)





5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)





                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2001



                                                                  GUARANTOR      NON-GUARANTOR    ELIMINATIONS/
                                                     ISSUERS     SUBSIDIARIES    SUBSIDIARIES      ADJUSTMENTS    CONSOLIDATED
                                                    ---------    ------------    --------------   --------------  -------------
   ASSETS
   Current assets
     Cash...................................    $       334   $           2      $     1,803      $        --      $    2,139
     Accounts receivable....................             --          29,094           15,696               --          44,790
     Inventories............................             --          15,603           23,829               --          39,432
     Deferred income taxes and other
      current assets........................              7           2,326            3,443               --           5,776
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............            341          47,025           44,771               --          92,137
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          34,071           20,333               --          54,404
   Goodwill, net............................            985          53,930           18,479               --          73,394
   Other intangible assets, net.............          3,670             412              603               --           4,685
   Deferred income taxes and other
     noncurrent assets......................             93           1,340            2,237               --           3,670
   Investment in subsidiaries...............         70,323           9,955               --          (80,278)             --
   Intercompany notes receivable............         74,601              --               --          (74,601)             --
                                               ------------     -----------      -----------      -----------      ----------
          Total assets......................   $    150,013     $   146,733      $    86,423      $  (154,879)     $  228,290
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBERS'
     EQUITY
   Current liabilities
     Current maturities of long-term debt...  $          --     $     1,108      $     9,915      $        --      $   11,023
     Accounts payable.......................             --          19,562            9,489               --          29,051
     Accrued liabilities and deferred
       income taxes.........................          6,731           7,804            9,018               --          23,553
     Mandatorily redeemable warrants........          5,130              --               --               --           5,130
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........         11,861          28,474           28,422               --          68,757
                                               ------------     -----------      -----------      -----------      ----------
   Deferred income taxes and other
     noncurrent liabilities.................          2,003             719            2,861               --           5,583
   Long-term debt, less current maturities..        127,675             297           17,654               --         145,626
   Intercompany debt........................             --          16,920           57,681          (74,601)             --
   Members' equity..........................          8,474         100,323          (20,195)         (80,278)          8,324
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
           equity...........................   $    150,013     $   146,733      $    86,423      $  (154,879)     $  228,290
                                               ============     ===========      ===========      ===========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)






5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)





                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002


                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                   ISSUERS      SUBSIDIARIES    SUBSIDIARIES      ADJUSTMENTS    CONSOLIDATED
                                                  ---------     ------------   --------------    -------------   ------------
                                                                       (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   65,854     $    28,467        $       --      $   94,321
   Cost of sales............................             --          49,452          19,455                --          68,907
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          16,402           9,012                --          25,414
   Selling, administrative and product
     development expenses...................             15           6,041           5,635                --          11,691
   Amortization of intangible assets........             --               3               3                --               6
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income.......................             15          10,358           3,374                --          13,717
   Interest expense.........................          2,776             144             980                --           3,900
   Equity in income of subsidiaries.........         17,306              --              --           (17,306)             --
   Foreign currency loss, net...............             --              --           8,158                --           8,158
   Other expense............................             --            (134)            (23)               --            (157)
                                                 ----------      ----------     -----------        ----------      ----------
   Income before income taxes...............         14,515          10,080          10,529           (17,306)         17,818
   Provision for income taxes...............             --              --           3,303                --           3,303
                                                 ----------      ----------     -----------        ----------      ----------
   Net income...............................     $   14,515      $   10,080     $     7,226        $  (17,306)     $   14,515
                                                 ==========      ==========     ===========        ==========      ==========






                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001


                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                 ---------     ------------   --------------    --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   61,861     $    27,050        $       --      $   88,911
   Cost of sales............................             --          48,327          18,053                --          66,380
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          13,534           8,997                --          22,531
   Selling, administrative and product
     development expenses...................             66           6,134           5,145                --          11,345
   Amortization of intangible assets........              9             558             181                --             748
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................            (75)          6,842           3,671                --          10,438
   Interest expense.........................          2,092             723           1,695                --           4,510
   Equity in net income of subsidiaries               6,663              --              --            (6,663)             --
   Foreign currency loss....................             --             (22)          1,245                --           1,223
   Other income (expense)...................             --             (22)              5                --             (17)
                                                 ----------      -----------    -----------        ----------      ----------
   Income before income taxes...............          4,496           6,119             736            (6,663)          4,688
   Provision for income taxes...............             --              --             192                --             192
                                                 ----------      ----------     -----------        ----------      ----------
   Net income...............................     $    4,496      $    6,119     $       544        $   (6,663)     $    4,496
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)





5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)




                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
                                                 ---------     ------------   --------------    --------------    ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $  122,694     $    51,497        $       --      $  174,191
   Cost of sales............................             --          94,210          35,651                --         129,861
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          28,484          15,846                --          44,330
   Selling, administrative and product
     development expenses...................             (5)         11,856          10,690                --          22,541
   Amortization of intangible assets........             --               6               7                --              13
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income.......................              5          16,622           5,149                --          21,776
   Interest expense.........................          5,439             347           2,071                --           7,857
   Equity in loss of subsidiaries...........         (5,991)             --              --             5,991              --
   Foreign currency gain, net...............             --              --           6,914                --           6,914
   Other income (expense)...................             --            (125)              9                --            (116)
                                                 ----------      -----------    -----------        ----------      ----------
   Income (loss) before cumulative effect
     of accounting change and income
     taxes.. ...............................         (11,425)        16,150          10,001             5,991          20,717
   Cumulative effect of accounting change...             --         (29,207)             --                --         (29,207)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........        (11,425)        (13,057)         10,001             5,991          (8,490)
   Provision for income taxes...............             --              --           2,935                --           2,935
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $  (11,425)     $  (13,057)    $     7,066        $    5,991      $  (11,425)
                                                 ==========      ==========     ===========        ==========      ==========





                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
                                                 ---------     ------------   --------------    --------------    ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $  118,620     $    49,473        $       --      $  168,093
   Cost of sales............................             --          92,678          33,652                --         126,330
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          25,942          15,821                --          41,763
   Selling, administrative and product
     development expenses...................            148          12,536          10,392                --          23,076
   Amortization of intangible assets........             18           1,107             373                --           1,498
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (166)         12,299           5,056                --          17,189
   Interest expense.........................          3,730           1,781           3,530                --           9,041
   Equity in income of subsidiaries.........          6,867              --             --             (6,867)             --
   Foreign currency loss....................             --              --           6,043                --           6,043
   Other (expense)..........................             --             (22)            (39)               --             (61)
                                                 ----------      ----------     -----------        ----------      ----------
   Income before income taxes...............          2,971          10,496          (4,556)           (6,867)          2,044
   Benefit for income taxes.................             --              --             927                --             927
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    2,971      $   10,496     $    (3,629)       $   (6,867)     $    2,971
                                                 ==========      ==========     ===========        ==========      ==========


                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)





                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
                                                 ---------     ------------   --------------    --------------    ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
  Net cash provided by (used for) operating
     activities................................  $   (5,249)    $  13,024       $     (319)        $       --     $    7,456
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment...............................          --        (1,682)          (3,991)                --         (5,673)
                                                 ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities..          --        (1,682)          (3,991)                --         (5,673)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt...............         636       (10,318)           9,682                 --             --
     Net decrease in revolving loan............       6,491            --               --                 --          6,491
     Repayment of debt.........................          --          (939)          (5,866)                --         (6,805)
     Distributions to members..................      (2,019)           --               --                 --         (2,019)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities..................       5,108       (11,257)           3,816                 --         (2,333)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes.............          --            --              833                               833
   Net increase (decrease) in cash.............        (141)           85              339                               283
   Cash at beginning of period.................         334             2            1,803                 --          2,139
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.......................  $      193     $      87       $    2,142         $       --     $    2,422
                                                 ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




5.       CONDENSED CONSOLIDATING INFORMATION -- (continued)




                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001


                                                                GUARANTOR      NON-GUARANTOR      ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS     CONSOLIDATED
                                                 ---------     ------------   --------------    --------------    ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities................................  $   (4,454)    $  15,717       $   (1,961)        $       --     $    9,302
                                                 -----------    ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment...............................          --        (1,222)          (1,095)                --         (2,317)
                                                 ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities..          --        (1,222)          (1,095)                --         (2,317)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt...............       7,242       (14,134)           6,892                 --             --
     Net decrease in revolving loan............      (3,343)           --               --                 --         (3,343)
     Collection on note receivable for unit
       purchase................................          59            --               --                 --             59
     Repayment of debt.........................          --            --           (5,192)                --         (5,192)
     Distributions to members..................          (2)           --               --                 --             (2)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities..................       3,956       (14,134)          (1,700)                --         (8,478)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes.............          --            --              802                 --            802
   Net increase (decrease) in cash.............        (498)          361             (554)                --           (691)
   Cash at beginning of period.................       1,153           246            1,916                 --          3,315
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.......................  $      655     $     607       $    1,362         $       --     $    2,624
                                                 ==========     =========       ==========         ==========     ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         ADVANCED ACCESSORY SYSTEMS, LLC
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001.

         Net sales. Net sales for the second quarter of 2002 were $94.3 million, representing an increase of $5.4 million, or 6.1%, compared with net sales for the second quarter of 2001. This increase resulted primarily from increased sales to automotive OEMs of approximately $6.6 million primarily resulting from increased production levels of vehicles in North America compared to the prior year. Additionally, sales benefited by $1.2 million from an increase in exchange rates between the U.S. Dollar and the currencies, primarily the European Euro, used by the Company's foreign subsidiaries. Offsetting these increases was a decline in aftermarket sales of approximately $2.4 million.

         Gross profit. Gross profit for the second quarter of 2002 was $25.4 million, representing an increase of $2.9 million, or 12.8%, from the gross profit for the second quarter of 2001. This increase resulted from the increase in sales and an increase in the gross margin percentage. Gross profit as a percentage of net sales was 26.9% in the second quarter of 2002 compared to 25.3% in the second quarter of 2001. The increase in the gross margin percentage is primarily attributable to the effects of spreading fixed costs over a higher sales base and increased gross margin for North American towing products resulting from increased productivity and cost cutting efforts.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the second quarter of 2002 were $11.7 million, representing an increase of $346,000, or 3.0%, over the selling, administrative and product development expenses for the second quarter of 2001. Selling, administrative and product development expenses as a percentage of net sales decreased to 12.4% in the second quarter of 2002 from 12.8% in the second quarter of 2001. This decrease is primarily attributable to the effect of covering fixed costs with greater sales and the Company's ongoing cost containment initiatives.

         Amortization of intangible assets. Amortization of intangible assets for the second quarter of 2002 was $6,000, representing a decrease of $742,000 compared with amortization of intangible assets, which included amortization of goodwill, for the second quarter of 2001. This decrease was the result of a new accounting standard adopted on January 1, 2002, which ceased the amortization of goodwill as of that date. See "New Accounting Pronouncements".

                         ADVANCED ACCESSORY SYSTEMS, LLC
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

         Operating income. Operating income for the second quarter of 2002 was $13.7 million, an increase of $3.3 million, or 31.4%, from operating income for the second quarter of 2001, reflecting the increase in gross profit and the decrease in amortization of intangible assets, partially offset by the increase in selling, administrative and product development expenses. Operating income as a percentage of net sales increased to 14.5% in the second quarter of 2002 from 11.7% in the second quarter of 2001.

         Interest expense. Interest expense for the second quarter of 2002 was $3.9 million, which was $610,000 lower than interest expense for the second quarter of 2001. The decrease was due to lower interest rates charged on the Company's variable rate indebtedness and reduced average borrowings.

         Foreign currency gain (loss). Foreign currency gain in the second quarter of 2002 was $8.2 million, compared to a foreign currency loss of $1.2 million in the second quarter of 2001. The Company's foreign currency gains and losses are primarily related to Brink which has indebtedness denominated in U.S. Dollars, including intercompany debt and a portion of the loans under the Company's Second Amended and Restated Credit Agreement. During the second quarter of 2002, the U.S. Dollar weakened significantly in relation to the European Euro whereas during the second quarter of 2001, the U.S. Dollar strengthened in relation to the European Euro, the functional currency of Brink.

         Provision for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the second quarter of 2002, the Company had income before income taxes for its taxable subsidiaries totaling $10.5 million and recorded a provision for income taxes of $3.3 million. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories recorded during 2002 and differences in the tax rates of foreign countries. During the second quarter of 2001, the Company had income before income taxes for its taxable subsidiaries totaling $736,000 and recorded a provision for income taxes of $192,000.

         Net income. Net income for the second quarter of 2002 was $14.5 million, as compared to net income of $4.5 million in the second quarter of 2001, an increase of $10.0 million. The change in net income is primarily attributable to the increase in operating income, the reduction in interest expense and the foreign currency gain in the second quarter of 2002, as compared with a foreign currency loss in the second quarter of 2001, offset partially by the increase in the provision for income taxes.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

         Net sales. Net sales for the first six months of 2002 were $174.2 million, representing an increase of $6.1 million, or 3.6%, compared with net sales for the first six months of 2001. This increase resulted primarily from increased sales to automotive OEMs of approximately $7.6 million primarily resulting from increased production levels of vehicles in North America compared to the prior year. Additionally, sales benefited by $281,000 from an increase in exchange rates between the U.S. Dollar and the currencies, primarily the European Euro, used by the Company's foreign subsidiaries. Offsetting these increases was a decline in aftermarket sales of approximately $1.8 million.

         Gross profit. Gross profit for the first six months of 2002 was $44.3 million, representing an increase of $2.6 million, or 6.1%, from the gross profit for the first six months of 2001. This increase resulted from the increase in sales and an increase in the gross margin percentage. Gross profit as a percentage of net sales was 25.4% in the first six months of 2002 compared to 24.8% in the first six months of 2001. The increase in the gross margin percentage is primarily attributable to the effects of spreading fixed costs over a higher sales base and increased gross margin for North American towing products resulting from increased productivity and cost cutting efforts. These increases were partially offset by reduced gross margin resulting from a change in the mix of products sold being weighted more towards lower margin products and lower production efficiency of Brink which restructured its Netherlands manufacturing facilities during the first quarter of 2002.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first six months of 2002 were $22.5 million, representing an increase of $535,000, or 2.3%, over the selling, administrative and product development expenses for the first six months of 2001. Selling, administrative and product development expenses as a percentage of net sales decreased to 12.9% in the first six months of 2002 from 13.7% in the first six months of 2001. This decrease is primarily attributable to the effect of covering fixed costs with greater sales, the Company's ongoing cost containment initiatives and the lack of costs incurred to relocate a warehouse operation during the first quarter of 2001.

         Amortization of intangible assets. Amortization of intangible assets for the first six months of 2002 was $13,000, representing a decrease of $1.2 million compared with amortization of intangible assets, which included amortization of goodwill, for

                         ADVANCED ACCESSORY SYSTEMS, LLC
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

the first six months of 2001. This decrease was the result of a new accounting standard adopted on January 1, 2002, which ceased the amortization of goodwill as of that date. See "New Accounting Pronouncements".

         Operating income. Operating income for the first six months of 2002 was $21.8 million, an increase of $4.6 million, or 26.7%, over operating income for the first six months of 2001, reflecting the increase in gross profit and the decrease in amortization of intangible assets, partially offset by the increase in selling, administrative and product development expenses. Operating income as a percentage of net sales increased to 12.5% in the first six months of 2002 from 10.2% in the first six months of 2001.

         Interest expense. Interest expense for the first six months of 2002 was $7.9 million, which was $1.2 million lower than interest expense for the first six months of 2001. The decrease was due to lower interest rates charged on the Company's variable rate indebtedness and reduced average borrowings.

         Foreign currency loss. Foreign currency gain in the first six months of 2002 was $6.9 million, compared to a foreign currency loss of $6.0 million in the first six months of 2001. The Company's foreign currency loss is primarily related to Brink which has indebtedness denominated in U.S. Dollars, including intercompany debt and a portion of the loans under the Company's Second Amended and Restated Credit Agreement. During the first six months of 2002 the U.S. Dollar weakened significantly in relation to the European Euro whereas during the first six months of 2001, the U.S. Dollar strengthened in relation to the European Euro, the functional currency of Brink.

         Provision (benefit) for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the first six months of 2002, the Company had income before income taxes for its taxable subsidiaries totaling $10.0 million and recorded a provision for income taxes of $2.9 million. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories recorded during 2002 and differences in the tax rates of foreign countries. During the first six months of 2001, the Company had a loss before income taxes for its taxable subsidiaries totaling $4.6 million and recorded a benefit for income taxes of $927,000.

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

         Net income (loss). Net loss for the first six months of 2002 was $11.4 million, as compared to net income of $3.0 million in the first six months of 2001, a change of $14.4 million. The change in net loss is primarily attributable to the cumulative effect of accounting change due to the adoption of SFAS 142 offset partially by the increase in operating income, lower interest expense and the foreign currency gain in the first six months of 2002 as compared with the foreign currency loss of the first six months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at June 30, 2002 was $156.4 million including current maturities of $8.3 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement ("U.S. Credit Facility").

                         ADVANCED ACCESSORY SYSTEMS, LLC
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002


WORKING CAPITAL AND CASH FLOWS

         Working capital and key elements of the consolidated statement of cash flows are:


                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    2002            2001
                                                                              --------------   --------------
                                                                                       (IN THOUSANDS)

                    Working Capital........................................       $ 38,562         $ 23,380


                                                                                     FIRST SIX MONTHS OF
                                                                                    2002             2001
                                                                              --------------   --------------
                                                                                       (IN THOUSANDS)

                    Cash flows provided by operating activities............       $  7,456         $  9,302

                    Cash flows (used for) investing activities.............       $ (5,673)        $ (2,317)

                    Cash flows (used for) financing activities.............       $ (2,333)        $ (8,478)



Working capital

         Working capital increased by $15.2 million to $38.6 million at June 30, 2002 from $23.4 million at December 31, 2001 due primarily to an increase in accounts receivable of $18.9 million, an increase of $2.3 in other current assets, a decrease in accrued liabilities of $2.1 million and a decrease in the current portion of long term debt of $2.7 million. These working capital increases were partially offset by a decrease in inventory of $2.6 million and an increase in accounts payable of $8.4 million.

         The increase in accounts receivable was attributable to increased sales levels in the second quarter of 2002 as compared with the fourth quarter of 2001 and due to a difference in the timing of a payment from the Company's second largest OEM customer. Differences in sales levels between the two consecutive quarters are partly due to seasonal cycles and increased sales to automotive OEMs. Increases in accounts payable during the quarter reflected increased purchasing activities to support the increased sales volume. Inventory decreased primarily at Brink which sold product out of inventory during a plant reorganization in the Netherlands.

Operating Activities

         Cash flow provided by operating activities for the first six months of 2002 was $7.5 million, compared to $9.3 million in the second quarter of 2001. Cash flow for the first six months of 2002 decreased primarily due to an increase in working capital during the first six months of 2002 which was greater than the increase in working capital during the first six months of 2001. Partially offsetting the increased working capital was greater operating income during the first six months of 2002 compared with the first six months of 2001.

Investing Activities

         During the first six months of 2002 and 2001, investing cash flows included acquisitions of property and equipment of $5.7 million and $2.3 million, respectively, and were primarily for the expansion of capacity, productivity and process improvements and maintenance. The increase was primarily due to the construction of a new production facility in France which began during the second quarter of 2002 and is expected to be completed during the third quarter of 2002. The Company's ability to make capital expenditures is subject to restrictions in the U.S. Credit Facility, including a maximum of $12.5 million of capital expenditures annually.

Financing Activities

         During the first six months of 2002 and 2001, financing cash flows included scheduled payments of principal on the Company's term indebtedness of $6.8 million and $5.2 million, respectively. Distributions to members, representing amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members, were $2.0 million

                         ADVANCED ACCESSORY SYSTEMS, LLC
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002


for the first six months of 2002 and were not significant during the first six months of 2001. Financing cash flows during the first six months of 2002 also included net borrowings under the Company's revolving loans of $5.3 million. Financing cash flows during the first six months of 2001 included net repayments under the Company's revolving loans of $5.2 million.

DEBT AND CREDIT SOURCES

         The Company's indebtedness was $156.4 million and $156.6 million at June 30, 2002 and December 31, 2001, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities. As of June 30, 2002, the Company had borrowings under the revolving credit facilities totaling $9.5 million and had $17.2 million of available borrowing capacity. Borrowing availability was reduced by an $8.3 million outstanding letter of credit issued to benefit plaintiffs in a lawsuit against the Company. As of June 30, 2002, the Company was in compliance with the various covenants under the debt agreements pursuant to which it has borrowed or may borrow money and believes the Company will remain in compliance with such covenants through the period ending June 30, 2003. Management believes that, based on current and expected levels of operations, cash flows from operations and borrowings under the Revolving Credit Facilities will be sufficient to fund its debt service requirements, working capital needs, and capital expenditures for the foreseeable future, although no assurances can be given in this regard.

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

    The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, the Czech Republic and Italy. Net sales from international operations during the first six months of 2002 were approximately $51.5 million, or 29.6% of the Company's net sales. At June, 2002, assets associated with these operations were approximately 44.7% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. Dollar of approximately $3.4 million.

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

    The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at June 30, 2002 and does not use derivative financial instruments for trading or speculative purposes.


NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" (SFAS 142) and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). SFAS 142 changed the methodology for assessing goodwill impairments. The initial application of this statement resulted in an impairment of goodwill of $29.2 million to write down goodwill

                         ADVANCED ACCESSORY SYSTEMS, LLC
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002


related to the Valley Industries Acquisition. The impairment was due solely to the change in accounting standards and was reported as a cumulative effect of accounting change during the first quarter of 2002. Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values, which was determined based on the discounted estimated future cash flows of the reporting units. As the impairment related to Valley Industries, LLC for which taxable income accrues to the individual members, no tax effect was recorded for this charge during the first quarter of 2002. Additionally, under the new standard, goodwill is no longer amortized but is to be tested periodically for impairment. The effect of no longer amortizing goodwill resulted in a reduction of $743,000 in amortization of intangible assets during the first quarter of 2002 as compared with the first quarter of 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations or cash flows.

SIGNIFICANT EVENT

In early July 2002, three European automotive OEM customers of Brink Sweden recalled in total approximately 38,000 towbars which were supplied by the Company. The recall affects vehicles fitted with the G 3.0 model removable towbar system sold between January 1999 and March 2000. The Company is in the process of working with its customers to provide technical and other support in response to the recall. Management can not estimate at this time what the financial impact would be to the Company, if any, as a result of the recall.

                         ADVANCED ACCESSORY SYSTEMS, LLC

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             There have been no material changes since those which were reported in the Company's annual report on Form 10-K, filed with the Commission on March 20, 2002.



                    PART II. OTHER INFORMATION AND SIGNATURE

Item 1.  Legal Proceedings

             Gibbs v. Advanced Accessory Systems, LLC. In February 1996, the Company commenced an action against two former employees alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. The Company is currently pursuing an appeal in the Sixth Circuit Court of Appeals. During the first six months of 2002 and 2001, the Company increased its estimated accrual for this matter by $300,000 which charge is included in interest expense. No amounts have been paid as of June 30, 2002.

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




                                    ADVANCED ACCESSORY SYSTEMS, LLC
                                    (Registrant)




Date:      July 30, 2002            /s/ BARRY G. STEELE
                                    --------------------------------------------
                                    Barry G. Steele
                                    Chief Financial Officer
                                    (Principal Accounting  and Financial Officer
                                    and Authorized Signatory)