Form 10-Q/A
period 2002-06-30
ADVANCED ACCESSORY SYSTEMS LLC
filed 2002-08-06
CIK 1057836

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBERS'
     EQUITY
   Current liabilities
     Current maturities of long-term debt...  $          --     $        54      $     8,274      $        --      $    8,328
     Accounts payable.......................             --          26,219           12,172               --          38,391
     Accrued liabilities and deferred
       income taxes.........................          6,673           7,703            8,496               --          22,872
     Mandatorily redeemable warrants........          5,130              --               --               --           5,130
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........         11,803          33,976           28,942               --          74,721
   Deferred income taxes and other
     noncurrent liabilities.................          2,003             852            3,416               --           6,271
   Long-term debt, less current maturities..        134,187             299           13,626               --         148,112
   Intercompany debt........................             --           6,601           67,363           73,964              --
   Members' equity..........................         (5,305)         87,212          (13,469)          73,898          (5,460)
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity............................   $    142,688     $   128,940      $    99,878      $   147,862      $  223,644
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

         None

Items 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

          Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

          Exhibit 99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

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




                                    ADVANCED ACCESSORY SYSTEMS, LLC
                                    (Registrant)




Date:      August 5, 2002           /s/ BARRY G. STEELE
                                    --------------------------------------------
                                    Barry G. Steele
                                    Chief Financial Officer
                                    (Principal Accounting  and Financial Officer
                                    and Authorized Signatory)

                                 EXHIBIT INDEX



          Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

          Exhibit 99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002