Form 10-Q
period 2002-09-30
ADVANCED ACCESSORY SYSTEMS LLC
filed 2002-11-13
CIK 1057836

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

         For the quarterly period ended September 30, 2002

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to ________________


                                 --------------


                        COMMISSION FILE NUMBER                  333-49011

                                 --------------

                       [ADVANCED ACCESSORY SYSTEMS LOGO]

                        ADVANCED ACCESSORY SYSTEMS, LLC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                               13-3848156
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization)                               Identification No.)


    12900 HALL ROAD, SUITE 200, STERLING HEIGHTS, MI                48313
         (Address of principal executive offices)                  (Zip Code)



                                 (586) 997-2900
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                                          No

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act).

         Yes                                              No     X

================================================================================

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                      INDEX

                                                                                                             Page No.
Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Condensed Balance Sheets as of                                                        1
                September 30, 2002 and December 31, 2001

              Consolidated Condensed Statements of                                                               2
                Operations for the Three and Nine Months
                Ended September 30, 2002 and 2001

              Consolidated Condensed Statements of                                                               3
                Cash Flows for the Nine Months
                Ended September 30, 2002 and 2001

              Consolidated Condensed Statement of Changes                                                        4
                in Members' Equity for the Nine Months
                Ended September 30, 2002

              Notes to Consolidated Condensed Financial                                                          5
                Statements

     Item 2.  Management's Discussion and Analysis of                                                           13
                Financial Condition and Results of
                Operations


     Item 3.  Quantitative and Qualitative Disclosures About                                                    19
                Market Risk

     Item 4.  Controls & Procedures                                                                             19

Part II.  Other Information

     Item 1.  Legal Proceedings                                                                                 19

     Item 6.  Exhibits and Reports on Form 8-K                                                                  19

     Signature                                                                                                  20

     Certifications                                                                                             21

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ADVANCED ACCESSORY SYSTEMS, LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)


                                                                                 September 30,         December 31,
                                                                                     2002                  2001
ASSETS                                                                           (Unaudited)
Current assets
       Cash                                                                     $       1,807        $        2,139
       Accounts receivable, less reserves
         of $1,881 and $1,788, respectively                                            60,430                44,790
       Inventories
         Raw materials                                                                 15,294                14,689
         Work-in-process                                                               11,445                10,323
         Finished goods                                                                13,935                17,248
         Reserves                                                                      (2,944)               (2,828)
                                                                                -------------        --------------
       Total inventories                                                               37,730                39,432
       Deferred income taxes                                                              115                 1,643
       Other current assets                                                             7,180                 4,133
                                                                                -------------        --------------
                    Total current assets                                              107,262                92,137
Property and equipment, net                                                            57,745                54,404
Goodwill, net                                                                          46,129                73,394
Other intangible assets, net                                                            3,879                 4,685
Deferred income taxes                                                                   1,951                 1,932
Other noncurrent assets                                                                 1,678                 1,738
                                                                                -------------        --------------
                                                                                $     218,644        $      228,290
                                                                                =============        ==============

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
       Current maturities of long-term debt                                     $       8,195        $       11,023
       Accounts payable                                                                34,912                29,051
       Accrued liabilities                                                             26,777                23,553
       Deferred income taxes                                                              674                    --
       Mandatorily redeemable warrants                                                  5,230                 5,130
                                                                                -------------        --------------
                    Total current liabilities                                          75,788                68,757
                                                                                -------------        --------------

Noncurrent liabilities
       Deferred income taxes                                                              620                   828
       Other noncurrent liabilities                                                     5,165                 4,755
       Long-term debt, less current maturities                                        142,347               145,626
                                                                                -------------        --------------
                    Total noncurrent liabilities                                      148,132               151,209
                                                                                -------------        --------------

Members' equity
  Class A Units                                                                         7,348                 7,348
  Class A-1 Units                                                                       4,117                 4,117
  Other comprehensive loss                                                                233                  (181)
  Accumulated deficit                                                                 (16,974)               (2,960)
                                                                                -------------        --------------
                                                                                       (5,276)                8,324
                                                                                -------------        --------------
                                                                                $     218,644        $      228,290
                                                                                =============        ==============


               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                      September 30,
                                                         2002           2001                2002           2001

Net sales                                           $      80,088  $      75,555       $     254,279  $      243,648
Cost of sales                                              61,143         57,840             191,004         184,170
                                                    -------------  -------------       -------------  --------------

       Gross profit                                        18,945         17,715              63,275          59,478

Selling, administrative and
  product development expenses                             11,491         11,006              34,032          34,142
Amortization of intangible assets                               6            743                  19           2,241
                                                    -------------  -------------       -------------  --------------

       Operating income                                     7,448          5,906              29,224          23,095
                                                    -------------  -------------       -------------  --------------

Other income (expense)
       Interest expense                                    (4,375)        (4,245)            (12,232)        (13,286)
       Foreign currency gain (loss), net                   (1,167)         2,679               5,747          (3,364)
       Other income (expense)                                   1            (18)               (115)            (79)
                                                    -------------  -------------       -------------  --------------

Income before cumulative effect of
   accounting change and income taxes                       1,907          4,322              22,624           6,366
Cumulative effect of accounting change
   for goodwill impairment                                     --             --             (29,207)             --
                                                    -------------  -------------       -------------  --------------
Income (loss) before income taxes                           1,907          4,322              (6,583)          6,366
Provision for income taxes                                  1,140          1,890               4,075             963
                                                    -------------  -------------       -------------  --------------


Net income (loss)                                   $         767  $       2,432       $     (10,658) $        5,403
                                                    =============  =============       =============  ==============




               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    2002                  2001
CASH FLOWS FROM OPERATING
    ACTIVITIES:
       Net income (loss)                                                        $     (10,658)       $        5,403
       Adjustments to reconcile net income (loss) to net
        cash provided by operating activities:
         Depreciation and amortization                                                  9,277                10,468
         Cumulative effect of accounting change
           for goodwill impairment                                                     29,207                    --
         Loss on disposal of property and equipment                                       216                   162
         Deferred taxes                                                                   883                    12
         Foreign currency (gain) loss                                                  (6,127)                3,035
         Changes in assets and liabilities, net                                        (4,835)                1,141
                                                                                -------------        --------------

         Net cash provided by operating activities                                     17,963                20,221
                                                                                -------------        --------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
       Acquisition of property and equipment                                           (9,849)               (5,414)
                                                                                -------------        --------------

         Net cash used for investing activities                                        (9,849)               (5,414)
                                                                                -------------        --------------

CASH FLOWS USED FOR FINANCING
    ACTIVITIES:
       Net increase (decrease) in revolving loan                                        5,096                (6,594)
       Collection of membership notes receivable                                           --                    59
       Repayment of debt                                                              (11,308)               (8,789)
       Distributions to members                                                        (3,355)                 (815)
                                                                                -------------        --------------

         Net cash used for financing activities                                        (9,567)              (16,139)
                                                                                -------------        --------------

       Effect of exchange rate changes                                                  1,121                  (146)
                                                                                -------------        --------------
       Net decrease in cash                                                              (332)               (1,478)
       Cash at beginning of period                                                      2,139                 3,315
                                                                                -------------        --------------
       Cash at end of period                                                    $       1,807        $        1,837
                                                                                =============        ==============




               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC
         CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN MEMBERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                Other                              Total
                                                            Members'        comprehensive     Accumulated        members'
                                                             capital            loss            deficit           equity
                                                          -------------    -------------     -------------    -------------
Balance at December 31, 2001                              $      11,465    $        (181)    $      (2,960)   $       8,324
Distributions to members                                             --               --            (3,356)          (3,356)
Currency translation adjustment                                      --              414                --              414
Net loss                                                             --               --           (10,658)         (10,558)
                                                          -------------    -------------     -------------    -------------
Balance at September 30, 2002                             $      11,465    $         233     $     (16,974)   $      (5,276)
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

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, which are normal and recurring in nature, necessary to present fairly its financial position as of September 30, 2002 and December 31, 2001 and the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

         These consolidated condensed financial statements should be read together with the Company's audited financial statements presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 20, 2002.

2.       COMPREHENSIVE INCOME

         Comprehensive (loss) income for the third quarter of 2002 and 2001 of $1,520 and $3,096, respectively, and for the first nine months of 2002 and 2001 of ($10,244) and $6,309, respectively, includes reported net loss adjusted by the effect of changes in the cumulative translation adjustment.

3.       SIGNIFICANT EVENT

         In early July 2002, three European automotive OEM customers of Brink Sweden recalled in total approximately 41,000 towbars which were supplied by the Company. The recall affects vehicles fitted with the G
         3.0 model removable towbar system sold between January 1999 and March 2000. The Company is in the process of working with its customers to provide technical and other support in response to the recall. Management can not estimate at this time what the financial impact would be to the Company, if any, as a result of the recall.

4.       CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" (SFAS 142) and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 142 changed the methodology for assessing goodwill impairments. The initial application of this statement resulted in an impairment of goodwill of $29,207 to write down goodwill related to the Valley Industries Acquisition. The impairment was due solely to the change in accounting standards and was reported as a cumulative effect of accounting change during the first quarter of 2002. Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values, which was determined based on the discounted estimated future cash flows of the reporting units. As the impairment related to Valley Industries, LLC for which taxable income accrues to the individual members, no tax effect was recorded for this charge. Additionally, under the new standard, goodwill is no longer amortized but is to be tested periodically for impairment. The effect of no longer amortizing goodwill resulted in a reduction in amortization of intangible assets during the third quarter of 2002 as compared with the third quarter of 2001 of $737 and a reduction during the first nine months of 2002 as compared with the first nine months of 2001 of $2,222. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations or cash flows. The following table presents net income (loss) for the third quarter 2001 and first nine months of 2001, as adjusted for the non-amortization provisions of SFAS No. 142.

                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,
                                                            2002              2001             2002               2001
                                                      --------------    ------------       ------------       --------
           Reported net income (loss)                  $       767       $     2,432        $(10,658)          $5,403
           Add back: Goodwill amortization                      --               737              --            2,222
                                                       -----------       -----------        --------           ------
           Adjusted net income (loss)                  $       767       $     3,169        $(10,658)          $7,625
                                                       ===========       ===========        ========           ======


         Other intangible assets at September 30, 2002 and December 31, 2001 consist of deferred financing costs, a defined benefit pension asset and patents and licenses. Deferred financing costs have a gross carrying amount of $5,848 and

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

         $6,577, respectively, and accumulated amortization of $3,836 and $2,483, respectively, and are amortized under the effective interest method over the terms of the related debt agreements. Aggregate amortization related to other intangible assets for the three and nine months ended September 30, 2002 was $354 and $860, respectively, and for the three and nine months ended September 30, 2001 was $201 and $585, respectively.

         Aggregate amortization expense related to other intangible assets for each of the five succeeding fiscal years as of June 30, 2002 is as follows:

                               Year Ended December 31,
                          ----------------------------
                         Remainder of 2002                      $      206
                         2003                                          825
                         2004                                          605
                         2005                                          670
                         2006                                          742


         For the nine months ended September 30, 2002, the carrying amount of goodwill decreased by $29,207 as a result of the impairment write down discussed above and increased by $1,942 as a result of the change in exchange rates between the U.S. Dollar and the European Euro, the functional currency of Brink International B.V.

         5.       CONDENSED CONSOLIDATING INFORMATION

         On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4% Senior Subordinated Notes due 2007 ("the Notes"). The Notes are guaranteed on a full, unconditional and joint and several basis by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek, LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive GmbH and its subsidiaries. The operating results of the guarantor and non-guarantor subsidiaries for the three and nine months ended September 30, 2002 and 2001 have been allocated a portion of certain corporate overhead costs on a basis consistent with each subsidiary's relative business activity, including interest on intercompany debt balances. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at September 30, 2002.

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2002

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                              --------------  -------------  -----------------  --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   ASSETS
   Current assets
     Cash...................................    $       386     $       124      $     1,297      $        --      $    1,807
     Accounts receivable....................             --          40,090           20,340               --          60,430
     Inventories............................             --          15,695           22,035               --          37,730
     Deferred income taxes and other
      current assets........................             67           5,546            1,682               --           7,295
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............            453          61,455           45,354               --         107,262
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          32,161           25,584               --          57,745
   Goodwill, net............................            985          24,723           20,421               --          46,129
   Other intangible assets, net.............          3,159             401              319               --           3,879
   Deferred income taxes and other
     noncurrent assets......................             93             871            2,665               --           3,629
   Investment in subsidiaries...............         68,296           9,955               --          (78,251)             --
   Intercompany notes receivable............         71,855              --               --          (71,855)             --
                                               ------------     -----------      -----------      ------------     ----------
          Total assets......................   $    144,841     $   129,566      $    94,343      $  (150,106)     $  218,644
                                               ============     ===========      ===========      ===========      ==========

   LIABILITIES AND MEMBERS'
     EQUITY
   Current liabilities
     Current maturities of long-term debt...  $          --     $        54      $     8,141      $        --      $    8,195
     Accounts payable.......................             --          25,530            9,382               --          34,912
     Accrued liabilities and deferred
       income taxes.........................          9,934           7,945            9,572               --          27,451
     Mandatorily redeemable warrants........          5,230              --               --               --           5,230
                                               ------------     -----------      -----------      -----------      ----------
          Total current liabilities.........         15,164          33,529           27,095               --          75,788
   Deferred income taxes and other
     noncurrent liabilities.................          2,003             893            2,889               --           5,785
   Long-term debt, less current maturities..        132,803             275            9,269               --         142,347
   Intercompany debt........................             --           1,708           70,147         (71,855)              --
   Members' equity..........................         (5,129)         93,161          (15,057)        (78,251)          (5,276)
                                               ------------     -----------      -----------      -----------      ----------
          Total liabilities and members'
          equity............................   $    144,841     $   129,566      $    94,343      $ (150,106)      $  218,644
                                               ============     ===========      ===========      ==========       ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                              --------------  -------------  -----------------  --------------  ------------
   ASSETS
   Current assets
     Cash...................................    $       334     $         2      $     1,803      $        --      $    2,139
     Accounts receivable....................             --          29,094           15,696               --          44,790
     Inventories............................             --          15,603           23,829               --          39,432
     Deferred income taxes and other
      current assets........................              7           2,326            3,443               --           5,776
                                                -----------     -----------      -----------      -----------      ----------
          Total current assets..............            341          47,025           44,771               --          92,137
                                                -----------     -----------      -----------      -----------      ----------
   Property and equipment, net..............             --          34,071           20,333               --          54,404
   Goodwill, net............................            985          53,930           18,479               --          73,394
   Other intangible assets, net.............          3,670             412              603               --           4,685
   Deferred income taxes and other
     noncurrent assets......................             93           1,340            2,237               --           3,670
   Investment in subsidiaries...............         70,323           9,955               --          (80,278)             --
   Intercompany notes receivable............         74,601              --               --          (74,601)             --
                                               ------------     -----------      -----------      -----------      ----------
          Total assets......................   $    150,013     $   146,733      $    86,423      $  (154,879)     $  228,290
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
                                               ============     ===========      ===========      ===========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                              --------------  -------------  -----------------  --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   56,566     $    23,522        $       --      $   80,088
   Cost of sales............................             --          44,419          16,724                --          61,143
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          12,147           6,798                --          18,945
   Selling, administrative and product
     development expenses...................            (18)          6,082           5,427                --          11,491
   Amortization of intangible assets........             --               3               3                --               6
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income.......................             18           6,062           1,368                --           7,448
   Interest expense.........................          2,859              64           1,452                --           4,375
   Equity in income of subsidiaries.........          3,608              --              --            (3,608)             --
   Foreign currency loss, net...............             --             (13)         (1,154)               --          (1,167)
   Other income (expense)...................             --             (36)             37                --               1
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........            767           5,949          (1,201)           (3,608)          1,907
   Provision for income taxes...............             --              --           1,140                --           1,140
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $      767      $    5,949     $    (2,341)       $   (3,608)     $      767
                                                 ==========      ==========     ===========        ==========      ==========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001


                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                              --------------  -------------  -----------------  --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $   53,656     $    21,899        $       --      $   75,555
   Cost of sales............................             --          43,493          14,347                --          57,840
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          10,163           7,552                --          17,715
   Selling, administrative and product
     development expenses...................             72           5,992           5,002                --          11,066
   Amortization of intangible assets........              9             549             185                --             743
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................            (81)          3,622           2,365                --           5,906
   Interest expense.........................          2,210             526           1,509                --           4,245
   Equity in income of subsidiaries.........          4,723              --              --            (4,723)             --
   Foreign currency gain, net...............             --              --           2,679                --           2,679
   Other income (expense)...................             --             (60)             42                --             (18)
                                                 ----------      ----------     -----------        ----------      ----------
   Income before income taxes...............          2,432           3,036           3,577            (4,723)          4,322
   Provision for income taxes...............             --              --           1,890                --           1,890
                                                 ----------      ----------     -----------        ----------      ----------
   Net income ..............................     $    2,432      $    3,036     $     1,687        $   (4,723)     $    2,432
                                                 ==========      ==========     ===========        ==========-     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                              --------------  -------------  -----------------  --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $  179,260     $    75,019        $       --      $  254,279
   Cost of sales............................             --         138,629          52,375                --         191,004
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          40,631          22,644                --          63,275
   Selling, administrative and product
     development expenses...................            (23)         17,938          16,117                --          34,032
   Amortization of intangible assets........             --               9              10                --              19
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income.......................             23          22,684           6,517                --          29,224
   Interest expense.........................          8,298             411           3,523                --          12,232
   Equity in loss of subsidiaries...........         (2,383)             --              --             2,383              --
   Foreign currency gain (loss), net........             --             (13)          5,760                --           5,747
   Other income (expense)...................             --            (161)             46                --            (115)
                                                 ----------      -----------    -----------        ----------      ----------
   Income (loss) before cumulative effect
     of accounting change and income taxes..        (10,658)         22,099           8,800             2,383          22,624
   Cumulative effect of accounting change...             --         (29,207)             --                --         (29,207)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........        (10,658)         (7,108)          8,800             2,383          (6,583)
   Provision for income taxes...............             --              --           4,075                --           4,075
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $  (10,658)     $   (7,108)    $     4,725        $    2,383      $  (10,658)
                                                 ==========      ==========     ===========        ==========      ==========



                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                              --------------  -------------  -----------------  --------------  ------------
                                                                        (DOLLAR AMOUNTS IN THOUSANDS)
   Net sales................................     $       --      $  172,276     $    71,372        $       --      $  243,648
   Cost of sales............................             --         136,171          47,999                --         184,170
                                                 ----------      ----------     -----------        ----------      ----------
     Gross profit...........................             --          36,105          23,373                --          59,478
   Selling, administrative and product
     development expenses...................            220          18,528          15,394                --          34,142
   Amortization of intangible assets........             27           1,656             558                --           2,241
                                                 ----------      ----------     -----------        ----------      ----------
     Operating income (loss)................           (247)         15,921           7,421                --          23,095
   Interest expense.........................          5,940           2,307           5,039                --          13,286
   Equity in income of subsidiaries.........         11,590              --              --           (11,590)             --
   Foreign currency loss....................             --              --           3,364                --           3,364
   Other income (expense)...................             --             (82)              3                --             (79)
                                                 ----------      ----------     -----------        ----------      ----------
   Income (loss) before income taxes........          5,403          13,532            (979)          (11,590)          6,366
   Provision for income taxes...............             --              --             963                --             963
                                                 ----------      ----------     -----------        ----------      ----------
   Net income (loss)........................     $    5,403      $   13,532     $    (1,942)       $  (11,590)     $    5,403
                                                 ==========      ==========     ===========        ==========      ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                    ISSUERS    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                ------------  -------------  -----------------  --------------  ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities..............................    $   (4,434)    $  19,020       $    3,377         $       --     $   17,963
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --        (2,611)          (7,238)                --         (9,849)
                                                 ----------     ---------       ----------         ----------      ---------
       Net cash used for investing activities            --        (2,611)          (7,238)                --         (9,849)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt.............         2,745       (15,211)          12,466                 --             --
     Net increase in revolving loan..........         5,096            --               --                 --          5,096
     Repayment of debt.......................            --        (1,076)         (10,232)                --        (11,308)
     Distributions to members................        (3,355)           --               --                 --         (3,355)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities................         4,486       (16,287)           2,234                 --         (9,567)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........            --            --            1,121                 --          1,121
                                                 ----------     ---------       ----------         ----------      ---------
   Net increase (decrease) in cash...........            52           122             (506)                --           (332)
   Cash at beginning of period...............           334             2            1,803                 --          2,139
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $      386     $     124       $    1,297         $       --     $    1,087
                                                 ==========     =========       ==========         ==========     ==========

                         ADVANCED ACCESSORY SYSTEMS, LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


5.       CONDENSED CONSOLIDATING INFORMATION-- (continued)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                 GUARANTOR     NON-GUARANTOR     ELIMINATIONS/
                                                    ISSUERS    SUBSIDIARIES    SUBSIDIARIES       ADJUSTMENTS   CONSOLIDATED
                                                ------------  -------------  -----------------  --------------  ------------
                                                                         (DOLLAR AMOUNTS IN THOUSANDS)
   Net cash provided by (used for) operating
     activities..............................    $   (3,387)    $  23,110       $      498         $       --     $   20,221
                                                 ----------     ---------       ----------         ----------     ----------

   Cash flows from investing activities:
     Acquisition of property and
       equipment.............................            --        (3,494)          (1,920)                --         (5,414)
                                                 ----------     ---------       ----------         ----------     -----------
       Net cash used for investing activities            --        (3,494)          (1,920)                --         (5,414)
                                                 ----------     ---------       ----------         ----------     ----------
   Cash flows from financing activities:
     Change in intercompany debt.............        10,713       (19,620)           8,907                 --             --
     Decrease in revolving loan..............        (6,594)           --               --                 --         (6,594)
     Collection on notes receivable for unit
       purchase..............................            59            --               --                 --             59
     Repayment of debt.......................            --            --           (8,789)                --         (8,789)
     Distributions to members................          (815)           --               --                 --           (815)
                                                 ----------     ---------       ----------         ----------     ----------
       Net cash provided by (used for)
         financing activities................         3,363       (19,620)             118                 --        (16,139)
                                                 ----------     ---------       ----------         ----------     ----------

   Effect of exchange rate changes...........            --            --             (146)                --           (146)
                                                 ----------     ---------       ----------         ----------      ---------
   Net decrease in cash......................           (24)           (4)          (1,450)                --         (1,478)
   Cash at beginning of period...............         1,153           246            1,916                 --          3,315
                                                 ----------     ---------       ----------         ----------     ----------
   Cash at end of period.....................    $    1,129     $     242       $      466         $       --     $    1,837
                                                 ==========     =========       ==========         ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

         Net sales. Net sales for the third quarter of 2002 were $80.1 million, representing an increase of $4.5 million, or 6.0%, compared with net sales for the third quarter of 2001. This increase resulted primarily from increased sales to automotive OEMs of approximately $1.9 million primarily resulting from increased production levels of vehicles in North America compared to the prior year. Partially offsetting this increase was a reduction in North American OEM hitch sales due to the resourcing of several OEM programs by one customer and a reduction of sales to Volvo in Sweden resulting from a temporary halt in shipments of detachable towbars to Volvo during a recall investigation. Sales of detachable towbars to Volvo began again in August. See further discussion regarding the recall below. Sales to aftermarket customers also increased during the quarter by approximately $572,000. Additionally, sales were higher by $2.0 million due to an increase in average exchange rates for the period between the U.S. Dollar and the currencies, primarily the European Euro, used by the Company's foreign subsidiaries.

         Gross profit. Gross profit for the third quarter of 2002 was $18.9 million, representing an increase of $1.2 million, or 6.9%, from the gross profit for the third quarter of 2001. This increase resulted from the increase in sales and an increase in the gross margin percentage. Gross profit as a percentage of net sales was 23.7% in the third quarter of 2002 compared to 23.4% in the third quarter of 2001. The gross margin was higher primarily as a result of spreading fixed costs over a higher sales base partially offset by higher material and labor costs for Brink associated with a reorganization of the production facility in the Netherlands.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the third quarter of 2002 were $11.5 million, representing an increase of $485,000, or 4.4%, over the selling, administrative and product development expenses for the third quarter of 2001. Selling, administrative and product development expenses as a percentage of net sales decreased to 14.3% in the third quarter of 2002 from 14.6% in the third quarter of 2001. This decrease is primarily attributable to the effect of covering fixed costs with greater sales and the Company's ongoing cost containment initiatives partially offset by the increase in sales for Brink which has a higher percentage of selling, administrative and product development expenses than the Company as a whole.

         Amortization of intangible assets. Amortization of intangible assets for the third quarter of 2002 was $6,000, representing a decrease of $737,000 compared with amortization of intangible assets, which included amortization of goodwill, for the third quarter of 2001. This decrease was the result of a new accounting standard adopted on January 1, 2002, which ceased the amortization of goodwill as of that date. See "New Accounting Pronouncements".

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

         Operating income. Operating income for the third quarter of 2002 was $7.4 million, an increase of $1.5 million, or 26.1%, from operating income for the third quarter of 2001, reflecting the increase in gross profit and the decrease in amortization of intangible assets, partially offset by the increase in selling, administrative and product development expenses. Operating income as a percentage of net sales increased to 9.3% in the third quarter of 2002 from 7.8% in the third quarter of 2001.

         Interest expense. Interest expense for the third quarter of 2002 was $4.4 million, which was $130,000 higher than interest expense for the third quarter of 2001. The increase was primarily due to the increase in the interest rates on the Company's senior debt, partially offset by lower interest rates charged on the Company's variable rate indebtedness and reduced average borrowings.

         Foreign currency gain (loss). Foreign currency loss in the third quarter of 2002 was $1.2 million, compared to a foreign currency gain of $2.7 million in the third quarter of 2001. The Company's foreign currency gains and losses are primarily related to Brink and SportRack Accessories which have indebtedness denominated in U.S. Dollars, including intercompany debt and a portion of the loans under the Company's Third Amended and Restated Credit Agreement. During the third quarter of 2002, the U.S. Dollar strengthened in relation to the European Euro and the Canadian Dollar, the functional currency of Brink and SportRack Accessories, respectively, whereas during the third quarter of 2001 the U.S. Dollar weakened in relation to the European Euro and Canadian Dollar.

         Provision for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the third quarter of 2002, the Company recorded a tax provision amounting to $735,000 related to an ongoing income tax audit in Italy covering the periods 1998 to 2001. During the third quarter of 2002, the Company had a loss before income taxes for its taxable subsidiaries totaling $1.2 million and recorded a provision for income taxes of $390,000 exclusive of the $735,000 provision related to the income tax audit. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories recorded during 2002 totaling approximately $589,000 and differences in the tax rates of foreign countries. During the third quarter of 2001, the Company had income before income taxes for its taxable subsidiaries totaling $3.6 million and recorded a provision for income taxes of $1.9 million.

         Net income. Net income for the third quarter of 2002 was $767,000, as compared to net income of $2.4 million in the third quarter of 2001, a decrease of $1.7 million. The change in net income is primarily attributable to the foreign currency loss in the third quarter of 2002, as compared with a foreign currency gain in the third quarter of 2001, partially offset by the increase in operating income and decrease in the provision for income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

         Net sales. Net sales for the first nine months of 2002 were $254.3 million, representing an increase of $10.6 million, or 4.4%, compared with net sales for the first nine months of 2001. This increase resulted primarily from increased sales to automotive OEMs of approximately $9.6 million primarily resulting from increased production levels of vehicles in North America compared to the prior year. Additionally, sales were higher by $2.2 due to an increase in average exchange rates for the period between the U.S. Dollar and the currencies, primarily the European Euro, used by the Company's foreign subsidiaries. Partially offsetting these increases was a decline in aftermarket sales of approximately $1.1 million.

         Gross profit. Gross profit for the first nine months of 2002 was $63.3 million, representing an increase of $3.8 million, or 6.4%, from the gross profit for the first nine months of 2001. This increase resulted from the increase in sales and an increase in the gross margin percentage. Gross profit as a percentage of net sales was 24.9% in the first nine months of 2002 compared to 24.4% in the first nine months of 2001. The increase in the gross margin percentage is primarily attributable to the effects of spreading fixed costs over a higher sales base and increased gross margin for North American towing products resulting from increased productivity and cost cutting efforts. These increases were partially offset by reduced gross margin resulting from a change in the mix of products sold being weighted more towards lower margin products and lower production efficiency at Brink which restructured its Netherlands manufacturing facilities during the first quarter of 2002.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for the first nine months of 2002 were $34.0 million, representing a decrease of $110,000, or 0.3%, from the selling, administrative and product development expenses for the first nine months of 2001. Selling, administrative and product development expenses as a percentage of net sales decreased to 13.4% in the first nine months of 2002 from 14.0% in the first nine months of 2001. This decrease is primarily attributable to the effect of covering fixed costs with greater sales, the Company's ongoing cost containment initiatives and the lack of costs incurred to relocate a warehouse operation during the first quarter of 2001.

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002


         Amortization of intangible assets. Amortization of intangible assets for the first nine months of 2002 was $19,000, representing a decrease of $2.2 million compared with amortization of intangible assets, which included amortization of goodwill, for the first nine months of 2001. This decrease was the result of a new accounting standard adopted on January 1, 2002, which ceased the amortization of goodwill as of that date. See "New Accounting Pronouncements".

         Operating income. Operating income for the first nine months of 2002 was $29.2 million, an increase of $6.1 million, or 26.5%, over operating income for the first nine months of 2001, reflecting the increase in gross profit, the decrease in amortization of intangible assets and by the decrease in selling, administrative and product development expenses. Operating income as a percentage of net sales increased to 11.5% in the first nine months of 2002 from 9.5% in the first nine months of 2001.

         Interest expense. Interest expense for the first nine months of 2002 was $12.2 million, which was $1.1 million lower than interest expense for the first nine months of 2001. The decrease was due to lower average interest rates charged on the Company's variable rate indebtedness and reduced average borrowings.

         Foreign currency loss. Foreign currency gain in the first nine months of 2002 was $5.7 million, compared to a foreign currency loss of $3.4 million in the first nine months of 2001. The Company's foreign currency gain is primarily related to Brink which has indebtedness denominated in U.S. Dollars, including intercompany debt and a portion of the loans under the Company's Third Amended and Restated Credit Agreement. During the first nine months of 2002 the U.S. Dollar weakened significantly in relation to the European Euro, the functional currency of Brink, whereas during the first nine months of 2001, the U.S. Dollar strengthened in relation to the European Euro. This was partially offset by the foreign currency loss of SportRack Accessories which has intercompany indebtedness denominated in U.S. Dollars. During the first nine months of 2002 the U.S. Dollar strengthened in relation to the Canadian Dollar, the functional currency of SportRack Accessories.

         Provision (benefit) for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During the third quarter of 2002, the Company recorded a tax provision amounting to $735,000 related to an ongoing income tax audit in Italy covering the periods 1998 to 2001. During the first nine months of 2002, the Company had income before income taxes for its taxable subsidiaries totaling $8.8 million and recorded a provision for income taxes of $3.3 million exclusive of the $735,000 provision related to the income tax audit. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories recorded during 2002 and differences in the tax rates of foreign countries. During the first nine months of 2001, the Company had a loss before income taxes for its taxable subsidiaries totaling $979,000 and recorded a provision for income taxes of $963,000.

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

         Net income (loss). Net loss for the first nine months of 2002 was $10.7 million, as compared to net income of $5.4 million in the first nine months of 2001, a change of $16.1 million. The change in net loss is primarily attributable to the cumulative effect of accounting change due to the adoption of SFAS 142 and the increase in the provision for income taxes offset partially by the increase in operating income, lower interest expense and the foreign currency gain in the first nine months of 2002 as compared with the foreign currency loss of the first nine months of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at September 30, 2002 was $150.5 million including current maturities of $8.2 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Third Amended and Restated Credit Agreement ("U.S. Credit Facility").

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

WORKING CAPITAL AND CASH FLOWS

         Working capital and key elements of the consolidated statement of cash flows are:

                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    2002           2001
                                                                              --------------    -----------
                                                                                       (IN THOUSANDS)
                    Working Capital........................................       $ 31,474         $ 23,380

                                                                                    FIRST NINE MONTHS OF
                                                                                    2002             2001
                                                                              --------------    -----------
                                                                                       (IN THOUSANDS)

                    Cash flows provided by operating activities............       $ 17,963         $ 20,221

                    Cash flows (used for) investing activities.............       $ (9,849)        $ (5,414)

                    Cash flows (used for) financing activities.............       $ (9,567)        $(16,139)

Working capital

         Working capital increased by $8.1 million to $31.5 million at September 30, 2002 from $23.4 million at December 31, 2001 due primarily to an increase in accounts receivable of $14.1 million, an increase of $3.9 in other current assets a decrease in the current portion of long term debt of $2.7 million and an increase related to foreign currency exchange rate of the Company's subsidiaries' functional currencies against the U.S. dollar of $2.7 million. These working capital increases were partially offset by a decrease in inventory of $3.7 million, a change in current deferred tax assets and liabilities of $2.2 million, an increase in accounts payable of $5.1 million, an increase in accrued liabilities of $3.8 million and a decrease in cash of $332,000.

         The increase in accounts receivable was attributable to increased sales levels in the third quarter of 2002 as compared with the fourth quarter of 2001 and to a difference in the timing of a payment from the Company's second largest OEM customer. Differences in sales levels between the two quarters are partly due to seasonal cycles and increased sales to automotive OEMs. Increases in accounts payable during the quarter reflected increased purchasing activities to support the increased sales volume. Inventory decreased primarily at Brink which sold product out of inventory during a plant reorganization in the Netherlands. Accrued liabilities increased as a result of an increase of $3.0 million in accrued interest for the Company's Notes as compared with amounts recorded at December 31, 2001. Other current assets increased primarily due to an increased amount of tooling costs reimbursable from the Company's North American OEM customers related to new programs currently under development.

Operating Activities

         Cash flow provided by operating activities for the first nine months of 2002 was $18.0 million, compared to $20.2 million in the first nine months of 2001. Cash flow provided by operating activities for the first nine months of 2002 decreased primarily due to an increase in working capital during the first nine months of 2002, compared to a decrease in working capital during the first nine months of 2001. Partially offsetting the increased working capital was greater operating income during the first nine months of 2002 compared with the first nine months of 2001.

Investing Activities

         During the first nine months of 2002 and 2001, investing cash flows included acquisitions of property and equipment of $9.8 million and $5.4 million, respectively, and were primarily for the expansion of capacity, productivity and process improvements and maintenance. The increase was primarily due to the construction of a new production facility in France which began during the first quarter of 2002 and is expected to be completed during the fourth quarter of 2002. The Company's ability to make capital expenditures is subject to restrictions in the U.S. Credit Facility, including a maximum of $12.5 million of capital expenditures annually.

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Financing Activities

         During the first nine months of 2002 and 2001, financing cash flows included scheduled payments of principal on the Company's term indebtedness of $11.3 million and $8.8 million, respectively. Distributions to members, representing amounts sufficient to meet the tax liability on the Company's domestic taxable income which accrues to individual members, were $3.4 million for the first nine months of 2002 and were $815,000 during the first nine months of 2001. Financing cash flows during the first nine months of 2002 also included net borrowings under the Company's revolving loans of $5.1 million, whereas during the first nine months of 2001 financing cash flows included net payments on the revolving line of credit of $6.6 million.

DEBT AND CREDIT SOURCES

         The Company's indebtedness was $150.5 million and $156.6 million at September 30, 2002 and December 31, 2001, respectively. The Company expects that its primary sources of cash will be from operating activities and borrowings under its revolving credit facilities. As of September 30, 2002, the Company had borrowings under the revolving credit facilities totaling $8.1 million. Borrowing availability was further reduced by an $8.3 million outstanding letter of credit issued to benefit plaintiffs in a lawsuit against the Company and by a $1.2 million letter of credit provided as security for the Company's workers compensation benefit program in North America. After the above items, the Company had $17.4 million of available borrowing capacity. As of September 30, 2002, the Company was in compliance with the various covenants under the debt agreements pursuant to which it has borrowed or may borrow money and believes the Company will remain in compliance with such covenants through September 30, 2003.

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

         The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, the Czech Republic and Italy. Net sales from international operations during the first nine months of 2002 were approximately $75.0 million, or 29.5% of the Company's net sales. At September 30, 2002, assets associated with these operations were approximately 43.2% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. Dollar of approximately $2.6 million.

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

         The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at September 30, 2002 and does not use derivative financial instruments for trading or speculative purposes.

NEW ACCOUNTING PRONOUNCEMENTS

                         ADVANCED ACCESSORY SYSTEMS, LLC
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002


         On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" (SFAS 142) and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 142 changed the methodology for assessing goodwill impairments. The initial application of this statement resulted in an impairment of goodwill of $29.2 million to write down goodwill related to the Valley Industries Acquisition. The impairment was due solely to the change in accounting standards and was reported as a cumulative effect of accounting change during the first quarter of 2002. Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values, which was determined based on the discounted estimated future cash flows of the reporting units. As the impairment related to Valley Industries, LLC for which taxable income accrues to the individual members, no tax effect was recorded for this charge during the first quarter of 2002. Additionally, under the new standard, goodwill is no longer amortized but is to be tested periodically for impairment. The effect of no longer amortizing goodwill resulted in a reduction of $743,000 in amortization of intangible assets during the first quarter of 2002 as compared with the first quarter of 2001 and a reduction of $2.2 million during the first nine months of 2002 as compared with the first nine months of 2002. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations or cash flows.

SIGNIFICANT EVENT

         In early July 2002, three European automotive OEM customers of Brink Sweden recalled in total approximately 41,000 towbars which were supplied by the Company. The recall affects vehicles fitted with the G 3.0 model removable towbar system sold between January 1999 and March 2000. The Company is in the process of working with its customers to provide technical and other support in response to the recall. Management can not estimate at this time what the financial impact would be to the Company, if any, as a result of the recall.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                    SIGNATURE


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             There have been no material changes since those which were reported in the Company's annual report on Form 10-K, filed with the Commission on March 20, 2002.

Item 4.  Controls and Procedures

             Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

             Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.


                    PART II. OTHER INFORMATION AND SIGNATURE

Item 1.  Legal Proceedings

             Gibbs v. Advanced Accessory Systems, LLC. In February 1996, the Company commenced an action against two former employees alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. The Company is currently pursuing an appeal in the Sixth Circuit Court of Appeals. During the first nine months of 2002 and 2001, the Company increased its estimated accrual for this matter by $450,000 which charge is included in interest expense. No amounts have been paid as of September 30, 2002.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)          Exhibits

         Exhibit 99.1 Certification of Chief Executive Officer Pursuant To 18
                      U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

         Exhibit 99.2 Certification of Chief Financial Officer Pursuant To 18
                      U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

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




                                             ADVANCED ACCESSORY SYSTEMS, LLC
                                             (Registrant)




Date:      November 12, 2002                 /s/ BARRY G. STEELE
                                             -----------------------------------
                                             Barry G. Steele
                                             Chief Financial Officer
                                             (Principal Accounting Officer
                                             and Duly Authorized Officer)

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                 CERTIFICATIONS


I, Terence C. Seikel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Advanced Accessory Systems, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002


                                             /s/ TERENCE C. SEIKEL
                                             -----------------------------------
                                             Terence C. Seikel, President and
                                             Chief Executive Officer

                        ADVANCED ACCESSORY SYSTEMS, LLC

                                 CERTIFICATIONS


I, Barry G. Steele, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Advanced Accessory Systems, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


                                             /s/ BARRY G. STEELE
                                             -----------------------------------
                                             Barry G. Steele, Chief Financial
                                             Officer

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                  EXHIBIT INDEX




Exhibit                         Description
-------                         -----------
99.1              Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

99.2              Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, As Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.