Form 10-K
period 2002-12-31
ADVANCED ACCESSORY SYSTEMS LLC
filed 2003-03-26
CIK 1057836

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

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-49011
                                               ---------

                     (ADVANCED ACCESSORY SYSTEMS, LLC LOGO)

                        ADVANCED ACCESSORY SYSTEMS, LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                     13-3848156
------------------------------------------------             -------------------
         (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

12900 HALL ROAD, SUITE 200, STERLING HEIGHTS, MI                   48313
------------------------------------------------             -------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (586) 997-2900

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

              The aggregate market value of the registrant's Class A and A-1 Units held by non-affiliates of the registrant as of June 30, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), based upon the good faith determination of the Board of Managers, was approximately $8,946,000. For purposes of this disclosure, shares of Class A and A-1 Units held by persons who hold more than 5% of the outstanding Class A and A-1 Units and Class A and A-1 Units held by officers and managers of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

              The number of the registrant's Class A and A-1 Units, outstanding at March 25, 2003 was 9,226 and 5,133, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


================================================================================

                         ADVANCED ACCESSORY SYSTEMS, LLC

                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS


                                     PART I

Item 1.  BUSINESS .........................................................    1

Item 2.  PROPERTIES .......................................................   10

Item 3.  LEGAL PROCEEDINGS ................................................   10

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   11

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         MEMBER MATTERS ...................................................   11

Item 6.  SELECTED FINANCIAL DATA ..........................................   12

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..............................   14

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK .............................................................   21

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................   24

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE ..............................   52

                                    PART III

Item 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................   52

Item 11. EXECUTIVE COMPENSATION ...........................................   53

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT .......................................................   56

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................   58

Item 14. CONTROLS AND PROCEDURES ..........................................   58

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K .........................................................   59

SIGNATURES ................................................................   62

                           FORWARD-LOOKING STATEMENTS

         THIS BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K CONTAIN FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. FORWARD LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED BY THE USE OF TERMS SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "BELIEVE," "INTEND," "PLAN," "ESTIMATE," "PREDICT," "POTENTIAL," "FORECAST," "CONTINUE" OR VARIATIONS OF SUCH TERMS, OR THE USE OF THESE TERMS IN THE NEGATIVE. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS, AND SUCH DIFFERENCES MAY BE MATERIAL. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW, THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND THOSE SET FORTH UNDER THE CAPTION "RISK FACTORS" BEGINNING ON PAGE 11 OF THE PROSPECTUS DATED APRIL 26, 2002 INCLUDED IN OUR REGISTRATION STATEMENT ON FORM S-4 (FILE NO. 333-49011).

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Advanced Accessory Systems, LLC (together with its subsidiaries, the "Company" or "AAS") is one of the world's largest suppliers of towing and rack systems and related accessories for the automotive original equipment manufacturer ("OEM") market and the automotive aftermarket. The Company's products include a comprehensive line of towing systems and related accessories, such as trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins. The Company's broad offering of rack systems includes fixed and detachable racks and accessories, which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards and sailboards. The Company's products are sold as standard accessories or options for a variety of light vehicles. In 2002, the Company estimates that more than 65% of its net sales were generated from products sold for light trucks. For the year ended December 31, 2002, the Company's net sales and EBITDA were $329.8 million and $41.9 million, respectively. AAS is a Delaware limited liability company that was formed on August 28, 1995 and commenced business on September 28, 1995.

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

    In January 1998, the Company, through Brink, acquired (the "Ellebi Acquisition") the assets of the towbar segment of Ellebi S.p.A. ("Ellebi"). Ellebi is an Italian supplier of towing systems to the automotive OEM market and aftermarket.

    In February 1998, the Company, through SportRack Accessories, acquired (the "Transfo-Rakzs Acquisition") the assets of Transfo-Rakzs, Inc.
("Transfo-Rakzs"). Transfo-Rakzs is a Canadian supplier of rear hitch rack carrying systems and related products to the automotive aftermarket.

    In February 2000, the Company, through Valley, acquired (the "Titan Acquisition") the assets of Titan Industries, Inc. ("Titan"). Titan is a North American supplier of trailer balls and other towing related accessories to the automotive aftermarket.

    In September 2000, the Company, through SportRack Accessories, acquired (the "Barrecrafters Acquisition") the assets of the Wiswall Hill Corporation ("Wiswall Hill" or "Barrecrafters"). Wiswall Hill is a North American supplier of rack systems and accessories to the automotive aftermarket under its popular brand name, Barrecrafters.

    As announced on March 14, 2003 the Company and Castle Harlan, Inc., a private equity investment firm ("Castle Harlan"), are in the latter stages of negotiations regarding the purchase of the Company by affiliates of Castle Harlan. Consummation of the sale would be contingent upon satisfaction of customary legal and business conditions, including, among other things, Castle Harlan's obtaining sufficient third party debt financing to complete the transaction. Any definitive transaction is expected to involve a redemption of the Company's outstanding 9 3/4% Senior Subordinated Notes due 2007 at the current optional redemption price of 104 7/8% of principal amount, plus accrued interest.

PRODUCTS

    The principal product lines of the Company are towing systems, rack systems and related accessories. In 2002, towing systems and towing accessories constituted approximately 53% of the Company's net sales and rack systems and rack accessories constituted approximately 47% of the Company's net sales. The Company believes it offers a more comprehensive product line than most of its competitors. The Company has devoted considerable resources to the engineering and designing of its products and, as a result, considers itself a market leader in the research and new product development of towing systems and rack systems.

    Towing Systems. The Company designs, manufactures and supplies towing systems to automotive OEMs and the automotive aftermarket which fit almost every light vehicle used for towing in North America and Europe. In the aggregate, the Company supplies over 2,000 different towing systems, as well as a line of towing accessories.

    The Company's towing systems sold in Europe are installed primarily on passenger cars. In Europe, the Company sells both fixed ball towbars as well as more sophisticated detachable ball systems. Fixed ball towbars are designed to be permanently attached to a vehicle, while detachable ball systems are designed so that the towing ball can be easily removed when not in use. The detachable ball systems are becoming increasingly popular especially with owners of more expensive cars and for cars on which the license plates would otherwise be blocked by a fixed ball towbar. The Company's towing systems sold in Europe are designed to satisfy European Community ("EC") regulatory standards and undergo rigorous durability and safety testing in order to comply with these standards.

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

    Most of the fixed rack systems sold by the Company are composed of side rails which run along both sides of the vehicle's roof. In many cases, the rack system includes cross rails, which are attached to the side rails with stanchions, and are typically movable and can be used to carry a load. The Company uses advanced materials such as lightweight, high strength plastics and roll formed aluminum to develop durable rack systems that optimize vehicle performance. Many of these products incorporate innovative features such as push button and pull lever stanchions, which allow easy movement of the cross rails to accommodate various size loads. These rack systems are utilized on a large number of light trucks, including Jeep Grand Cherokee and Liberty, DaimlerChrysler minivans, Dodge Durango, Chevrolet Suburban, Tahoe and Trailblazer, GMC Yukon and Envoy, Cadillac Escalade, Oldsmobile Bravada, Hummer H2, Mercedes Benz M-Class and BMW X5.

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

 CUSTOMERS AND MARKETING

    Management believes that the Company has strong and diverse industry relationships which are based on its reputation for high service levels, strong technical support, innovative product development, high quality and competitive pricing. Sales to OEM and aftermarket customers represented approximately 68% and 32% of the Company's net sales, respectively, in 2002. In addition, sales to DaimlerChrysler and General Motors were approximately 23% and 22%, respectively, of the Company's aggregate net sales in 2002.

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

                                                                                                  AWARDED BUSINESS ON
    PRODUCT        OEM CUSTOMER                    2002 PRODUCTION(a)                             FUTURE PRODUCTION(b)
--------------     ---------------     ------------------------------------------       --------------------------------------
Towing Systems     Alpha Romeo         146, 147, 166, 156/156 Wagon, Spider-GTV         147 Sprint
                   Audi                A6
                   Citroen             C3, Evasion, Jumper, Jumpy Saxo
                   Daewoo              Kalos, Lanos, Leganza, Mexia, Nubira             Espero, Evanda, J-200 Hatchback, J 200
                                       Hatchback, Nubira Notchback, Nubira              Notchback, M200, Nubira
                                       Wagon, Ssangyong Korando, Ssangyong              Sedan/Hatchback/Wagon
                                       Musso, Tacuma
                   Daihatsu            Charade, Cuore, Gran Move, HiJet, HiJet-         D02
                                       Pick-up, Move, NCX Minivan, Rocky,
                                       Sirion, Terios, Valera
                   DaimlerChrysler     300M, Dakota, Durango, Grand Cherokee,           Grand Cherokee, LX
                                       Liberty, Neon, Prowler, PT Cruiser,
                                       Sebring, Voyager, Wrangler
                   FIAT                Barchetta, Bravo, Cucato, Coble, Fiorino,        Punto Facelift, Punto MPV
                                       Marea, Multipla, Palio, Pando, Punto,
                                       Seisento, Stilo, Strada178 Pick-up, Ulysse
                   Ford                Connect, Econoline, Explorer, F Series,          Moneo Wagon
                                       Fiesta Courier, Focus Sedan/Wagon, Probe,
                                       Ranger, Scorpio, Villager, Windstar
                   General Motors      Frontera, Gran Prix, G-Van, Movano, S-10,
                                       Saturn Vue, Sonoma, Suburban, Tracker,
                                       U-Van, Vectra
                   Honda               Accura MD
                   Hyundai             Accent/Verna, Atos Prime/Spirit, Coupe,          Accent, XG
                                       Elantra, Excel/Accent, Excel/Pony, Getz,
                                       H1 Strex, H1/H200, H1/Pick-up,

                                                                                                  AWARDED BUSINESS ON
    PRODUCT        OEM CUSTOMER                    2002 PRODUCTION(a)                             FUTURE PRODUCTION(b)
--------------     ---------------     ------------------------------------------       --------------------------------------
Towing Systems     Hyundai             H100/H150, Lantra, Lantra Wagon, Matrix,
(continued)        (continued)         Santa Fe, Scoupe
                   Jaguar              X 400, X Type, XJ                                S-Type
                   KIA                 Carens, Carnival, Clarus Notchback, Clarus
                                       Wagon, Joice, K-2700/Frontier, Magentis,
                                       Pregio, Pride Wagon, Retona, Rio, Shuma
                                       Mentor, Shuma Sephia, Sorento, Sportage
                                       3/5, Sportage Wagon
                   Lancia              Delta, Kappa, Lybra, Ypsilon                     Ypsilon
                   Mazda               121, 323, 626, B2500, Demio, E2000/2200,         3Series Fastbreak/Sedan, MPV (J16E)
                                       E-Series, MPV, MX3, Premacy, Tribute,
                                       Xedos-6, Xedos-9
                   Mitsubishi          Carisma, Colt, Galant, Galant Wagon, L200,       Airtreck NCC, Lancer Sedan, Lancer
                                       Lancer Wagon, Pajero, Pajero Pini, Pajero        Wagon, NQZ
                                       Sport, Sigma Wagon, Space Gear, Space
                                       Runner, Space Star, Space Wagon
                   Nissan              Almera Hatchback, Almera Sedan, Almera           Micra, WQW (X61), X-Trail
                                       Tino, Almera Wagon, D22 Pick-up,
                                       Frontier, Micra, Pathfinder, Primera
                                       Hatchback, Primera Sedan, Primera Wagon,
                                       Quest, Terrano II
                   Peugeot             106, 206, 806, 307 Estate, 406 Coupe, 406        206, 407 Coupe/Break/Sedan, A08
                                       Estate, 406 Saloon, Boxer, Expert
                   Range Rover         200, 400, 600, 800, 75 Estate, Rover 45          Defender, Discovery, RD60 Hatchback
                   Renault             Espace, Trafic, Twingo                           Megane Hatchback
                   SAAB                900, 9000, 9-3 Sedan, 9-5 Sedan/Wagon
                   Toyota              4Runner, Avensis Sedan/Wagon/Verso,              050X, Avensis Hatchback/Notchback,
                                       Camry, Celica, Corolla H-back, Corolla           Avensis Wagon, Corolla Verso, Lexus
                                       Sedan/Wagon/Veros, Dyna, Hi-ace, Hi-lux,         620N, Previa
                                       Landcruiser, Lexus 200/300/430, Lite-ace,
                                       Paseo, Previa, Rav4, Sequoia, Sienna, Yaris,
                                       Yaris Verso
                   Volkswagen          MiniVan
                   Volvo               200/P20, 854/P80, 855 S/V70, 900S/V90,           P11/P12, XC90
                                       S/V40, S/v70 AWD, S60, S80, XC70, XC90

Rack Systems       DaimlerChrysler     Caravan, Durango, Grand Cherokee,                Durango, Grand Cherokee, Grand
                                       Liberty, Mercedes M-Class, PT Cruiser,           Cherokee XK, M80, Pacifica, KJ
                                       Town & Country, Voyager                          Renegade
                   Ford                                                                 Freestyle
                   General Motors      Astro, Avalanche, Bravada, Envoy,                Astro, Escalade EXT, Hummer III
                                       Escalade, Escalade XL, Hummer II, Safari,        Hummer SUT, Safari
                                       Saturn Vue, Suburban, Tahoe, Trail Blazer,
                                       Trail Blazer EXT, Yukon, Yukon Z-71
                   Honda               Accura MDX                                       Accura GX
                   Isuzu                                                                Ascender
                   KIA                 Sedona
                   Mitsubishi          Endeavor
                   Nissan              Infinity QX4, Pathfinder                         Frontier, TT, WZW, Xterra, Pathfinder,
                                                                                        Titan
                   Opel                Astra                                            Vectra
                   Skoda               Octavia                                          Octavia
                   SEAT                Vario                                            359
                   Subaru              Forester, Impreza, Legacy, Outback
                   Volkswagen                                                           Polo
                   BMW                 X5                                               E-83
                   Toyota              Sienna                                           Tacoma

----------

(a) Represents models for which the Company produced products in 2002.

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

PRODUCT DESIGN, DEVELOPMENT AND TESTING

    The Company believes that it is a leader in the design of towing systems and rack systems and accessories. The Company believes it offers products that possess greater quality, reliability and performance than the products sold by many of its competitors. The approximately 135 members of the Company's engineering and design staff possess strong technical skills. The Company currently holds more than 150 U.S. and foreign patents, and has several patent applications pending. The expiration of such patents are not expected to have a material adverse effect on the Company's operations.

    The Company spent $8.5 million, $9.4 million and $9.8 million on engineering, research and development in 2002, 2001 and 2000, respectively. The Company works closely with OEMs to improve design and manufacturing technology and product functionality. When an OEM is in the process of developing a new model, it typically approaches an established or incumbent supplier with a request to supply the required towing system or rack system. The Company is typically contacted two to four years prior to the start of production of the new model. The Company's product development engineers then work closely with the OEM to develop a product that satisfies the OEM's aesthetic and functional requirements. This relationship also provides the Company with a competitive advantage in the aftermarket because, in many cases, the Company already possesses the knowledge to create a system compatible with new model vehicles prior to release.

    The Company has extensive testing capabilities which enable it to test and certify its products. The Company subjects its products to tests which it believes are more demanding than conditions which would occur during normal use. The Company has specialized equipment which it has purchased or developed for use in its testing laboratories.

    Since May 1994, 15 European countries enacted the new EC regulatory standards which require that towing systems undergo significant safety testing prior to gaining approval for sale. This safety testing requires that a towing system be extensively tested for fatigue and includes subjecting a towing system to upwards of two million high load pulses. The Company does its testing in its own laboratory under the control of an independent institute that is authorized by the EC to approve the towing systems for sale. The quality assurance system is regularly audited by an independent institute and by the automotive OEMs themselves. The Company has always been awarded the highest distinction of achievement by the independent institute.

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

    The Company has established quality procedures at each of its facilities and strives to manufacture the highest quality product possible. The Company has achieved ISO-9000 or QS-9000 certification for 17 of its 23 manufacturing and engineering facilities and is in the process of obtaining certification for other of its facilities. The Company has received numerous quality and performance awards from its OEM customers, including DaimlerChrysler's Gold Award, General Motors's Supplier of the Year Award, Ford's Q-1

Award, Toyota's Distinguished Supplier Award, KIA's Preferred Supplier Award and the Nissan Superior Supplier Performance Award.

RAW MATERIALS

    The principal raw material used in the Company's products is steel, which is purchased in sheets, rolls, bars or tubes and represents approximately 25% of the Company's raw material costs. The Company also purchases significant amounts of aluminum and plastics. The Company has various suppliers globally and has not had difficulties in procuring raw materials nor does it expect to have any problems in the future. The Company is committed to supplier development and long-term supplier relationships. However, most of the Company's raw material demands are for commodities and, as such, can be purchased on the open market on an as needed basis. The Company selects among available suppliers by comparing cost, consistent quality and timely delivery as well as compliance with QS-9000 and ISO-9000 standards.

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

    Emergence of European Community Regulatory Standards. Trends within the European towing systems market result primarily from EC regulatory standards and the corresponding legislative framework. Such standards provide that a towing system must fit all the vehicle manufacturer's recommended fitting points, must not interfere with the vision of the number plate when not in use and must meet strict testing criteria for durability and safety. These standards have been adopted by The Netherlands, Germany, Sweden, Italy, the United Kingdom, France, Belgium, Luxembourg, Spain, Austria, Greece, Finland, Denmark, Ireland and Portugal. Other EC countries are expected to adopt the legislation. All of the Company's towing systems sold in Europe are designed and tested to satisfy these EC regulatory standards.

    Increased Levels of Manufacturing in North America by Transplants. Foreign automobile manufacturers with manufacturing operations in the United States ("transplants") have increased their share of North American light vehicle production from approximately 6% in 1986 to approximately 21% in 2002. Industry sources forecast that this trend will continue. For example, BMW commenced manufacturing in the U.S. in 1996 and launched production of its E-53 SUV in 1999. Toyota launched production of its Tundra pickup truck in Indiana during 1999 and launched production of its Sequoia SUV during 2000, and Honda began production of its Odyssey minivan in North America during 1999 and began production of its Acura MD SUV during 2000. During 2002, Nissan announced plans to begin production of its Pathfinder, Frontier and XTerra models in a new facility to be constructed in Canton, Mississippi and Hyundai announced its intention to begin production of a new SUV in Alabama. The Company believes that increased levels of manufacturing of light trucks in North America by transplants will benefit full service, high quality suppliers with North American operations such as the Company.

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

    In the towing systems market, the Company competes with Cequent, a division of TriMas Corporation, Bosal Holding B.V., The Oris Group, Production Stamping Inc. and numerous smaller competitors.

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

    High Quality, Low Cost Manufacturing Position. The Company believes that it is one of the highest quality, lowest cost suppliers of towing and rack systems in North America and Europe. The Company has received numerous quality and performance awards, including DaimlerChrysler's Gold Award, General Motor's Supplier of the Year Award, Ford's Q-1 Award, Toyota's Distinguished Supplier Award, Kia's Preferred Supplier Award and Nissan's Superior Supplier Performance Award. Supplier quality systems are currently being standardized across OEMs through the ISO-9000 and QS-9000 programs. The Company has achieved ISO-9000 or QS-9000 certification for 17 of its 23 manufacturing and engineering facilities and is in the process of obtaining certification for other of its facilities. The Company's low cost position is a result of its strict cost controls and continuous improvement programs designed to enhance productivity. OEMs typically prefer stable suppliers who can generate productivity gains that can be shared to reduce OEM costs. The Company's cost controls are closely integrated with its quality driven manufacturing operations, thereby allowing it to profitably deliver high quality, easy to install and competitively-priced components on a just-in-time basis. The Company's focus on low cost manufacturing also provides benefits when selling products to the automotive aftermarket.

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

EMPLOYEES

    At December 31, 2002, the Company had approximately 2,300 employees of whom approximately 1,780 are hourly employees and approximately 520 are salaried personnel. Approximately 170 of the Company's employees in the United States at the Port Huron, Michigan facility are represented by the Teamsters Union. Collective bargaining agreements with the Teamsters Union affecting these employees expire in April 2004. As is common in many European jurisdictions, substantially all of the Company's employees in Europe are covered by country-wide collective bargaining agreements. The Company believes that its relations with its employees are good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    For financial information about foreign and domestic operations of the Company and net sales by product line, see "Note 12" of the Company's "Notes to Consolidated Financial Statements" included in Item 8 of this report.

ITEM 2. PROPERTIES

    The Company's executive offices are located in 14,550 square feet of leased space in Sterling Heights, Michigan. The Company has 28 facilities with a total of 2,197,678 square feet of space. The Company believes that substantially all of its property and equipment is suitable for its needs and in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs.

    The Company's facilities are as follows:

                                                               SQUARE    OWNED/        LEASE
        LOCATION                   PRINCIPAL FUNCTIONS          FEET     LEASED     EXPIRATION**
---------------------------   -----------------------------    -------   ------     ------------
North America

Shelby Township, Michigan*    Manufacturing                     74,800    Owned          --
Shelby Township, Michigan*    Manufacturing                     13,000   Leased         2008
Port Huron, Michigan*         Manufacturing                    216,000    Owned          --
Sterling Heights, Michigan*   Administration and engineering    14,550   Leased         2003
Sterling Heights, Michigan*   Manufacturing                     58,000   Leased         2006
Madison Heights, Michigan*    Administration and                90,000   Leased         2004
                              manufacturing
Madison Heights, Michigan*    Engineering and manufacturing     18,000   Leased         2004
Williston, Vermont            Warehousing                       10,000   Leased         2006
Wyandotte, Michigan           Manufacturing                      5,000   Leased         2004
Lodi, California              Administration, engineering      150,000    Owned          --
                              and manufacturing
Lodi, California              Warehousing                       77,760   Leased         2005
Grove City, Ohio              Warehousing                       70,644   Leased         2006
Dallas, Texas                 Warehousing                       23,800   Leased         2005
Granby, Quebec                Administration, manufacturing    103,924   Leased         2003
                              and warehousing
Bromptonville, Quebec         Manufacturing                      5,000   Leased    Month to Month
Hamer Bay, Ontario*           Manufacturing                     15,000    Owned          --
Barrie, Ontario               Manufacturing and warehousing      5,200   Leased    Month to Month

Europe

Sandhausen, Germany*          Administration and engineering     5,000   Leased    Month to Month
Barcelona, Spain              Manufacturing                      6,200   Leased         2004
Bakov nad Jizerou, Czech      Manufacturing                     34,000   Leased    Month to Month
 Republic*
Staphorst, The Netherlands*   Administration, engineering,     405,000    Owned          --
                              manufacturing, and warehousing
Hoogeveen, The Netherlands*   Manufacturing                    185,000    Owned          --
Fensmark, Denmark*            Manufacturing and warehousing     95,000    Owned          --
Nuneaton, United Kingdom*     Manufacturing and warehousing     75,000    Owned          --
Vanersborg, Sweden*           Manufacturing and warehousing    160,000   Leased         2006
Wolsztyn, Poland              Warehousing                        5,000   Leased    Month to Month
Reims, France*                Manufacturing and warehousing    151,000   Leased         2015
St. Victoria di Gualtieri,    Administration, engineering,     170,000   Leased         2008
 Italy*                       manufacturing and warehousing

----------

*   QS 9000 and/or ISO 9000 certification.

**  Gives effect to all renewal options.

ITEM 3. LEGAL PROCEEDINGS

    Gibbs v. Advanced Accessory Systems, LLC. In February 1996, the Company commenced an action against two former employees alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements with the Predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3.8 million plus interest and reasonable attorney fees. The Company is currently pursuing an appeal in the Sixth Circuit Court of Appeals. During 2002, the Company increased its estimated accrual for this matter by $600,000 which charge is included in interest expense. No amounts have been paid as of December 31, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MEMBER MATTERS

    There is no established public trading market for the Company's Class A or Class A-1 Units. At March 25, 2003, there were 19 holders of record of Class A Units and one holder of record of Class A-1 Units. Except as set forth below with respect to quarterly tax distributions to Members, the Company has never declared or paid dividends (or made any other distributions) on the Class A Units or the Class A-1 Units and does not anticipate doing so in the foreseeable future. Under certain loan agreements, the Company is prohibited from declaring or paying any cash dividend or making distributions thereon, except for quarterly distributions to Members to the extent of any tax liability with respect to the Class A Units and Class A-1 Units and except for repurchases of Class A Units from employees upon a termination of their employment with the Company pursuant to an Employment Agreement and the Operating Agreement.

    Class A Units are convertible into Class A-1 Units by holders that are regulated financial institutions. Class A-1 Units are convertible into Class A Units provided such conversion is not in violation of certain governmental regulations of the unit holder.

    As listed below, since January 1, 2000, the Company has issued unregistered securities to investors. Each such issuance was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) of the Securities Act on the basis that such transactions did not involve a public offering.


    1) On January 1, 2000, the Company issued 3,655 of its Class A-1 Units to J.P. Morgan Partners (23A SBIC), LLC in exchange for 3,655 Class A Units.

    2) On November 11, 2000 the Company issued 1,478 of its Class A-1 Units to J.P. Morgan Partners (23A SBIC), LLC in exchange for 1,478 Class A Units.

ITEM 6. SELECTED FINANCIAL DATA

    The information below presents consolidated financial data of the Company and includes (i) the operations of Ellebi subsequent to the Ellebi Acquisition on January 2, 1998, (ii) the operations of Transfo-Rakzs subsequent to the Transfo-Rakzs Acquisition on February 7, 1998, (iii) the operations of Titan subsequent to the Titan Acquisition on February 22, 2000 and (iv) the operations of Barrecrafters subsequent to the Barrecrafters Acquisition on September 5, 2000, and have been derived from the audited financial statements of the Company. The following table should be read in conjunction with the consolidated financial statements of the Company and notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                     YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------
                                                  2002         2001          2000(2)       1999           1998(1)
                                               ---------    ---------       ---------    ---------       ---------
                                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales ..................................   $ 329,782    $ 314,035       $ 318,817    $ 314,142       $ 292,145
Cost of sales(3) ...........................     250,516      239,583         239,090      227,889         215,441
                                               ---------    ---------       ---------    ---------       ---------
  Gross profit .............................      79,266       74,452          79,727       86,253          76,704
Selling, administrative and product
  development expenses(3) ..................      49,309       44,769          45,527       50,258          50,839
Amortization of intangible assets ..........         122        3,312           3,297        3,245           3,551
Impairment charge(3) .......................          --           --              --           --           7,863
                                               ---------    ---------       ---------    ---------       ---------
  Operating income .........................      29,835       26,371          30,903       32,750          14,451
Other (income) expense
  Interest expense .........................      15,907       17,684          17,950       17,453          18,633
  Foreign currency (gain) loss(4) ..........      (8,429)       4,948           5,386        7,912          (4,995)
  Other, net ...............................         520          743              52        1,990              --
                                               ---------    ---------       ---------    ---------       ---------
  Income before cumulative effect of
    accounting change and income taxes .....      21,837        2,996           7,515        5,395             813
Cumulative effect of accounting change
  for goodwill impairment(5) ...............     (29,207)          --              --           --              --
                                               ---------    ---------       ---------    ---------       ---------
  Income (loss) before income taxes ........      (7,370)       2,996           7,715        5,395             813
Provision (benefit) for income taxes(6) ....       4,252          602            (278)         417             903
                                               ---------    ---------       ---------    ---------       ---------
  Net income (loss) ........................   $ (11,622)   $   2,394       $   7,793    $   4,978       $     (90)
                                               =========    =========       =========    =========       =========
OTHER DATA:
Cash flows provided by operating
  activities ...............................   $  21,004    $  27,651       $  21,416    $  25,014       $  21,879
Cash flows (used for) investing
  activities ...............................     (15,354)      (7,580)        (13,249)     (11,775)        (31,618)
Cash flows provided by (used for)
  financing activities .....................      (5,526)     (20,389)        (14,982)     (18,185)         (8,367)
EBITDA(7) ..................................      41,892       40,252          44,546       46,539          38,364
Depreciation ...............................      11,299       10,569          10,346       10,418          10,857
Capital expenditures .......................      15,354        7,580          10,445       11,775           9,998
Ratio of EBITDA to interest expense ........       2.63x        2.28x           2.48x        2.67x           2.06x
Ratio of earnings to fixed charges(8) ......       2.16x        1.15x           1.36x        1.29x           1.04x
BALANCE SHEET DATA (AT END OF PERIOD)
Cash .......................................   $   2,653    $   2,139       $   3,315    $   8,718       $  11,240
Working capital ............................      20,954       23,380          34,791       36,825          49,232
Total assets ...............................     224,155      228,290         242,497      251,213         258,981
Total debt, including current maturities ...     154,947      156,649         175,635      178,498         187,524
Mandatorily redeemable warrants ............       5,250        5,130           5,010        4,810           4,409
Distributions to members ...................       3,356          801           6,090        4,720             195
Members' equity ............................      (6,388)       8,324           5,896       10,331          15,147

----------

1) The Company acquired the towbar segment of Ellebi S.p.A. on January 2, 1998 and the assets of Transfo-Rakzs on February 7, 1998. The Ellebi Acquisition and Transfo-Rakzs Acquisition have been accounted for in accordance with the purchase method of accounting. Accordingly, the operating results of Ellebi and Transfo-Rakzs are included in the consolidated operating results of the Company subsequent to the respective acquisition dates.

2) The Company acquired the assets of Titan Industries, Inc. on February 22, 2000 and the assets of Barrecrafters on September 5, 2000. The Titan Acquisition and Barrecrafters Acquisition have been accounted for in accordance with the purchase method of accounting. Accordingly, the operating results of Titan and Barrecrafters are included in the consolidated operating results of the Company subsequent to the respective acquisition dates.

3) In June 1998, information became available that indicated that certain assets acquired from Bell (accounts receivable, inventory and tooling) had a fair value less than originally recorded. The SportRack Accessories purchase was renegotiated and a $2.0 million reimbursement was received from Bell. Accounts receivable, inventory and tooling were reduced by $6.5 million and additional goodwill of $4.5 million, net of the $2.0 million reimbursement from Bell, was recorded. During the second half of 1998, management further reassessed the operations of SportRack Accessories, took actions to restructure the operations, and recorded restructuring charges totaling $1.9 million. Restructuring charges have been included in cost of sales ($1.1 million) and in selling, administrative and product development expenses ($832,000) in the Company's consolidated statement of operations. All restructuring costs have been incurred as of December 31, 1998. Concurrent with the reassessment of the SportRack Accessories operations, management reviewed the carrying value of goodwill and other intangible assets, determined that future cash flows would not be sufficient to recover recorded amounts, and recorded an impairment charge of $7.9 million.

4) Primarily represents net currency gains and loss on indebtedness of the Company's foreign subsidiaries denominated in currencies other than their functional currency.

5) On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" ("SFAS 142") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 142 changed the methodology for assessing goodwill impairments. The initial application of this statement resulted in an impairment of goodwill of $29.2 million to write down goodwill related to the Valley Industries Acquisition. The impairment was due solely to the change in accounting standards and was reported as a cumulative effect of accounting change. Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values, which are determined based on the discounted estimated future cash flows of the reporting units. As the impairment related to Valley Industries, LLC for which taxable income accrues to the individual members, no tax effect was recorded for this charge. Additionally, under the new standard, goodwill is no longer amortized but is to be tested periodically for impairment. The effect of no longer amortizing goodwill resulted in a reduction of $3.0 million in amortization of intangible assets during 2002 as compared with each of 2001 and 2000. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations or cash flows.

6) The Company is a limited liability company and, as such, the earnings of the Company and its domestic subsidiaries, except for AAS Holdings, Inc. (a holding company for Brink) which is a C corporation, are included in the taxable income of the Company's unitholders and no federal income tax provision is required. The Company's foreign and taxable domestic subsidiaries provide for income taxes on their results of operations.

7) EBITDA is defined as operating income plus depreciation and amortization adjusted in 1998 for the non-cash portion of impairment and restructuring charges ($9.5 million for the year ended December 31, 1998), which definition may not be comparable to similarly titled measures reported by other companies. EBITDA is presented because it is generally accepted as providing useful information regarding a company's ability to service and/or incur indebtedness. However, EBITDA should not be considered in isolation from or as an alternative to net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. In addition, funds depicted by the EBITDA measurement are not fully available for discretionary use because of debt service requirements, expenditures for capital replacement and expansion, and the need to conserve funds for other commitments and uncertainties.

8) For purposes of determining the ratio of earnings to fixed charges, "earnings" are defined as income (loss) before minority interest, extraordinary charge and income taxes, plus fixed charges. "Fixed charges" consist of interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the component of operating lease rental expense that management believes is representative of the interest component of rent expense.

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

    On March 14, 2003 the Company and Castle Harlan jointly announced that they are in the latter stages of negotiations regarding the purchase of the Company by affiliates of Castle Harlan. Consummation of the sale would be contingent upon satisfaction of customary legal and business conditions, including, among other things, Castle Harlan's obtaining sufficient third party debt financing to complete the transaction. Any definitive transaction is expected to involve a redemption of the Company's outstanding 9 3/4% Senior Subordinated Notes due 2007 at the current optional redemption price of 104 7/8% of principal amount, plus accrued interest.

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

                                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------
                                                     2002                   2001                2000
                                               -----------------     -----------------    -----------------
                                                                  (DOLLARS IN THOUSANDS)
Net sales ..................................   $ 329,782   100.0%    $ 314,035   100.0%   $ 318,817   100.0%
  Gross profit .............................      79,266    24.0%       74,452    23.7%      79,727    25.0%
Selling, administrative and product
  development expenses .....................      49,309    15.0%       44,769    14.3%      45,527    14.3%
Amortization of intangible assets ..........         122     0.0%        3,312     1.1%       3,297     1.0%
  Operating income .........................      29,835     9.0%       26,371     8.4%      30,903     9.7%
Interest expense ...........................      15,907     4.8%       17,684     5.6%      17,950     5.6%
Foreign currency (gain) loss ...............      (8,429)   (2.6)%       4,948     1.6%       5,386     1.7%
Other expense ..............................         520     0.2%          743     1.2%          52     0.1%
Income before cumulative effect
  of accounting change and income taxes ....      21,837     6.6%        2,996     1.0%       7,515     2.4%
Cumulative effect of accounting
  change for goodwill impairment ...........     (29,207)   (8.9)%          --      --           --      --
Income before income taxes .................      (7,370)   (2.2)%       2,996     1.0%       7,515     2.4%
Income tax provision (benefit)  ............       4,252     1.3%          602     0.2%        (278)   (0.1)%
Net income .................................     (11,622)   (3.5)%       2,394     0.8%       7,793     2.4%

RESULTS OF OPERATIONS

2002 COMPARED TO 2001

         Net sales. Net sales for 2002 were $329.8 million, representing an increase of $15.7 million, or 5.0%, compared with net sales for 2001. This increase resulted primarily from increased sales to automotive OEMs of approximately $12.9 million primarily resulting from increased production levels of vehicles in North America compared to the prior year. Additionally, sales were higher by $4.0 million due to an increase in average exchange rates for the period between the U.S. Dollar and the currencies, primarily the European Euro, used by the Company's foreign subsidiaries. Partially offsetting these increases was a decline in aftermarket sales of approximately $1.2 million.

         Gross profit. Gross profit for 2002 was $79.3 million, representing an increase of $4.8 million, or 6.5%, from the gross profit for 2001. This increase resulted from the increase in sales and an increase in the gross margin percentage. Gross profit as a percentage of net sales was 24.0% in 2002 compared to 23.7% in 2001. The increase in the gross margin percentage is primarily attributable to the effects of spreading fixed costs over a higher sales base and increased gross margin for North American towing products resulting from increased productivity and cost cutting efforts. These increases were partially offset by reduced gross margin resulting from a change in the mix of products sold being weighted more towards lower margin products and lower production efficiency at Brink which restructured its Netherlands manufacturing facilities during the first quarter of 2002.

         Selling, administrative and product development expenses. Selling, administrative and product development expenses for 2002 were $49.3 million, representing an increase of $4.5 million, or 10.1%, from the selling, administrative and product development expenses for 2001. This increase was primarily the result of a $3.0 million expense recorded for the recall of the G
3.0 model removable towbar system at Brink and unexecuted transaction costs of $1.2 million. In early July 2002, three European automotive OEM customers of Brink Sweden recalled in total approximately 41,000 towbars, which were supplied by the Company. The recall affects vehicles fitted with the G 3.0 model removable towbar system sold between January 1999 and March 2000. During the fourth quarter of 2002, based upon information gathered concerning the costs of the recall and from discussions with its customers management estimated and recorded an expense of approximately $3.0 million for the recall. The unexecuted transaction expenses are associated with the negotiations with Castle Harlan to purchase the Company. Without the effects of the recall and unexecuted transaction expenses, selling, administrative and product development expenses would have been $45.1 million representing an increase of $310,000. Also before the effects of the recall and unexecuted transaction costs, selling, administrative and product development expenses as a percentage of net sales was 13.7% compared with 14.3% for 2001. This decrease is primarily attributable to the effect of covering fixed costs with greater sales, the Company's ongoing cost containment initiatives and the lack in 2002 of costs incurred to relocate a warehouse operation during the first quarter of 2001.

         Amortization of intangible assets. Amortization of intangible assets for 2002 was $122,000, representing a decrease of $3.2 million compared with amortization of intangible assets, which included amortization of goodwill, for 2001. This decrease was the result of a new accounting standard adopted on January 1, 2002, which ceased the amortization of goodwill as of that date. See "New Accounting Pronouncements".

         Operating income. Operating income for 2002 was $29.8 million, an increase of $3.5 million, or 13.1%, over operating income for 2001, reflecting the increase in gross profit and the decrease in amortization of intangible assets partially offset by the increase in selling, administrative and product development expenses. Operating income as a percentage of net sales increased to 9.0% in 2002 from 8.4% in 2001.

         Interest expense. Interest expense for 2002 was $15.9 million, which was $1.8 million lower than interest expense for 2001. The decrease was due to lower average interest rates charged on the Company's variable rate indebtedness and reduced average borrowings.

         Foreign currency (gain) loss. Foreign currency gain in 2002 was $8.4 million, compared to a foreign currency loss of $4.9 million in 2001. The Company's foreign currency gain is primarily related to Brink which has indebtedness denominated in U.S. Dollars, including intercompany debt and a portion of the loans under the Company's Second Amended and Restated Credit Agreement. During 2002 the U.S. Dollar weakened significantly in relation to the European Euro, the functional currency of Brink, whereas during 2001, the U.S. Dollar strengthened in relation to the European Euro. This was partially offset by the foreign currency loss of SportRack Accessories which has intercompany indebtedness denominated in U.S. Dollars. During 2002 the U.S. Dollar strengthened in relation to the Canadian Dollar, the functional currency of SportRack Accessories.

         Provision (benefit) for income taxes. The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Certain of the Company's domestic subsidiaries and foreign subsidiaries are subject to income taxes in their respective jurisdictions. During 2002, the Company recorded a tax provision amounting to $263,000 related to an ongoing income tax audit in Italy covering the periods 1998 to 2001. During 2002, the Company had income before income taxes for its taxable subsidiaries totaling $8.1 million and recorded a provision for income taxes of $4.0 million exclusive of the $263,000 provision related to the income tax audit. The effective tax rate differs from the U.S. federal income tax rate primarily due to changes in valuation allowances on the deferred tax assets of SportRack Accessories recorded during 2002 and differences in the tax rates of foreign countries. During 2001, the Company had a loss before income taxes for its taxable subsidiaries totaling $3.2 million and recorded a provision for income taxes of $602,000. The provision in 2001 resulted primarily from the pretax income of Brink which was offset by the pretax losses of SportRack Accessories. The tax benefit of SportRack Accessories was offset by the increase in the valuation allowance recorded against the tax assets of the subsidiary.

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

         Net income (loss). Net loss for 2002 was $11.6 million, as compared to net income of $2.4 million in 2001, a change of $14.0 million. The change in net loss is primarily attributable to the cumulative effect of accounting change due to the adoption of SFAS 142 and the increase in the provision for income taxes, offset partially by the increase in operating income, lower interest expense and the foreign currency gain in 2002 as compared with the foreign currency loss in 2001.

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

         Interest expense. Interest expense for 2001 was $17.7 million, a decrease of $266,000 from interest expense for 2000. Lower average indebtedness and lower interest rates on the Company's variable rate debt were partially offset by $342,000 of bank fees related to amending the Second Amended and Restated Credit Agreement and $150,000 more interest recorded in 2001 than 2000 for an estimated contingent legal liability, see Item 3 "Legal Proceedings".

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal liquidity requirements are to service its debt and meet its working capital and capital expenditure needs. The Company's indebtedness at December 31, 2001 was $154.9 million, including current maturities of $18.2 million. The Company expects to be able to meet its liquidity requirements through cash provided by operations and through borrowings available under the Second Amended and Restated Credit Agreement ("U.S. Credit Facility") or a replacement facility which the Company plans to negotiate on or prior to October 30, 2003.

Working Capital and Cash Flows

Working capital and key elements of the consolidated statement of cash flows are:

                                             2002          2001          2000
                                           --------      --------      --------
                                                      (IN THOUSANDS)
Working capital ......................     $ 20,954      $ 23,380      $ 34,791
Cash flows provided by operating
  activities .........................       21,004        27,651        21,416
Cash flows used for investing
  activities .........................      (15,354)       (7,580)      (13,249)
Cash flows used for financing
  activities .........................       (5,526)      (20,389)      (14,982)

Working Capital

         Working capital decreased by $2.4 million to $21.0 million at December 31, 2002 from $23.4 million at December 31, 2001. This decrease was due primarily to a decrease in inventory of $2.0 million, a change in current deferred tax assets and liabilities of $1.5 million, an increase in accrued liabilities of $6.2 million, an increase in accounts payable of $2.5 million, an increase in the current portion of long term debt of $7.2 million and an increase in mandatorily redeemable warrants of $120,000. These working capital decreases were partially offset by an increase in accounts receivable of $4.4 million, an increase of $8.5 million in other current assets, an increase in cash of $514,000 and an increase related to foreign currency exchange rate of the Company's subsidiaries' functional currencies against the U.S. dollar of $6.1 million

         The increase in accounts receivable was attributable to increased sales levels in the fourth quarter of 2002 as compared with the fourth quarter of 2001 and to a difference in the timing of a payment from the Company's second largest OEM customer. Differences in sales levels between the two quarters are partly due to increased sales to automotive OEMs. Increases in accounts payable during the quarter reflected increased purchasing activities to support the increased sales volume. Inventory decreased primarily at Brink and Valley which sold product out of inventory during a plant reorganization in the Netherlands. Accrued liabilities increased as a result of an increase of $2.9 million in accrued expenses for the G 3.0 recall, by $2.7 million in accrued income taxes and by $1.0 million for accrued unexecuted transaction costs. Other current assets increased primarily due to an increased amount of tooling costs reimbursable from the Company's North American OEM customers related to new programs currently under development and for advances receivable under an operating lease at Brink.

Operating Activities

    Cash flow provided by operating activities for 2002 was $21.0 million, compared to $27.7 million in 2001 and $21.4 million in 2000. Cash flow provided by operating activities for 2002 decreased from 2001 primarily due to a smaller decrease in working capital during 2002 and a net investment in noncurrent assets in 2002 (compared to a decrease in noncurrent assets in 2001), partially offset by higher income in 2002 (before depreciation and amortization, deferred taxes, foreign currency gains and losses, loss on disposal of assets, and the cumulative effect of the accounting change for goodwill impairment). Cash flow for 2001 increased from 2000 primarily due to a net decrease in working capital investment during 2001.

    The Company's European and Canadian subsidiaries have income tax net operating loss carryforwards ("NOLs") of approximately $1.6 million and $2.4 million, respectively, at December 31, 2002. The European NOLs have no expiration date and the Canadian NOLs expire in 2005 through 2008. Management believes that it is more likely than not that a portion of the deferred tax assets of the Canadian subsidiaries will not be realized and a valuation allowance of $2.8 million has been recorded against such assets. No valuation allowance has been recorded for the European NOLs as it is management's belief that it is more likely than not that the related deferred tax asset will be realized.

Investing Activities

    Investing cash flows include acquisitions of property and equipment of $15.4 million, $7.6 million and $10.4 million in 2002, 2001 and 2000, respectively. Capital expenditures for 2002 include approximately $9.0 million for a new production facility constructed in France during the year. The facility replaced a former factory also in France. The move from the old facility occurred in October 2002 and the plant is currently ramping up to full production capacity. The lower capital expenditures during 2001 reflected a reduced need to increase production capacity and management's efforts to increase the productivity of existing equipment. The Company estimates that capital expenditures for 2003 will be approximately $11.0 million, primarily for the expansion of capacity, productivity and process improvements and maintenance. The Company's 2003 capital expenditures are anticipated to be paid for from cash flow provided by operating activities or borrowings against the Company's revolving notes and include approximately $4.0 million for replacing and upgrading existing equipment. The Company's ability to make capital expenditures is subject to restrictions in the U.S. Credit Facility, including a maximum of $12.5 million of capital expenditures annually plus the amount that capital expenditures were less than $12.5 million in the preceding year. Maximum capital expenditures for 2002 was $17.4 million.

    Investing cash flows in 2000 include $2.8 million for the acquisitions of Titan and Barrecrafters.

Financing Activities

    During 2002, financing cash flows included payments of principal on the Company's term indebtedness of $13.4 million, net borrowing of $5.6 million on the Company's revolving line of credit, borrowing against a new capital lease for the new plant in France of $5.6 million and distributions to members in amounts sufficient to meet the tax liability of the Company's domestic taxable income which accrues to individual members totaling $3.4 million.

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

Debt and Credit Sources

    Borrowings under the Company's U.S. Credit Facility and the Company's First Amended and Restated Credit Agreement ("Canadian Credit Facility") bear interest at floating rates, which require interest payments on varying dates depending on the interest rate option selected by the Company. Under the terms of these credit facilities, the Company will be required to make principal payments totaling approximately $17.6 million in 2003 and $6.4 million in 2004. On December 15, 2001, the Company entered into Amendment No. 9 to the U.S. Credit Facility which reset certain financial covenants for fiscal years 2001 and 2002 and provided the Company with additional liquidity by adding a conditional supplemental revolving loan facility of up to $10.0 million which is available until March 31, 2003. The Notes bear interest at 9.75% which is payable semiannually in arrears. See "Note 3" to the Company's "Consolidated Financial Statements" for additional information regarding the U.S. Credit Facility, the Canadian Credit Facility and the Senior Subordinated Notes.

    On October 30, 2003 the U.S. Credit Facility and the Canadian Credit Facility will expire. The Company plans to negotiate a replacement facility on or before that date.

    The Company's indebtedness was $154.9 million at December 31, 2002. The Company expects that its primary sources of cash will be from operating activities and borrowings under the U.S. Credit Facility and Canadian Credit Facility, each of which provide the Company with revolving notes. As of December 31, 2002, the Company had $8.6 million borrowed under the revolving note of the U.S. Credit Facility and had outstanding letters of credit of $8.3 million issued to benefit plaintiffs in a lawsuit against the Company and $800,000 provided as security for the Company's workers compensation benefit program in North America. For a description of the Company's contingent obligations with respect to that lawsuit, see Item 3 "Legal Proceedings". After the above items, the Company had $17.3 million of available borrowing capacity. No amounts were borrowed under the revolving note of the Canadian Credit Facility or the conditional supplemental revolving note. Future acquisitions, if any, may require additional third party financing and there can be no assurances that such funds would be available on terms satisfactory to the Company, if at all.

    As announced on March 14, 2003 the Company and Castle Harlan, a private equity investment firm, are in the latter stages of negotiations regarding the purchase of the Company by affiliates of Castle Harlan. Consummation of the sale would be contingent upon satisfaction of customary legal and business conditions, including, among other things, Castle Harlan's obtaining sufficient third party debt financing to complete the transaction. Any definitive transaction is expected to involve a redemption of the Company's outstanding
9 3/4% Senior Subordinated Notes due 2007 at the current optional redemption price of 104 7/8% of principal amount, plus accrued interest.

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

    The Company conducts operations in several foreign countries including Canada, The Netherlands, Denmark, the United Kingdom, Sweden, France, Germany, Poland, Spain, the Czech Republic and Italy. Net sales from international operations during 2002 were approximately $98.6 million, or 29.9% of the Company's net sales. At December 31, 2002, assets associated with these operations were approximately 46.7% of total assets, and the Company had indebtedness denominated in currencies other than the U.S. dollar of approximately $1.9 million.

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

    The Company may periodically use foreign currency forward option contracts to offset the effects of exchange rate fluctuations on cash flows denominated in foreign currencies. The Company has no outstanding foreign currency forward options at December 31, 2002 and does not use derivative financial instruments for trading or speculative purposes.

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

    Impairment of Long-Lived Assets. Management evaluates the potential impairment of long-lived assets on an ongoing basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At that time, a comparison is made between estimated future cash flows expected to result from the use of the asset and its eventual disposition and the carrying value of the asset. Future cash flows are estimated using current and forecasted revenues, projected profit margins and the current and expected future economic environment. Impairments of long-lived assets may be reported if the facts and circumstances surrounding assumptions made in developing estimates of future cash flows were to change. The Company changed its methodology for assessing goodwill impairments beginning on January 1, 2002, see "New Accounting Pronouncements".

    Contingent obligations and losses. The Company is subject to various contingent obligations and losses including contingent legal obligations, see
Item 3. "Legal Proceedings". The Company establishes reserves for contingent obligations and losses when information concerning an obligation or loss indicates that it is probable that an asset had been impaired or a liability had been incurred provided that the amount of the loss can be reasonably estimated. Estimates of the cost are derived using known and assumed facts related to the specific circumstances surrounding each obligation. Management reviews and updates these estimates periodically. The ultimate cost of the Company's contingent obligations may be greater or less than the established accruals and could have a material impact upon the Company's financial position, results of operations or cash flows.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and also clarifies that a guarantor is require to recognize, at the inception for a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of FIN 45 are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

    On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" ("SFAS 142") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 142 changed the methodology for assessing goodwill impairments. The initial application of this statement resulted in an impairment of goodwill of $29.2 million to write down goodwill related to the Valley Industries Acquisition. The impairment was due solely to the change in accounting standards and was reported as a cumulative effect of accounting change. Under the new standard, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values, which are determined based on the discounted estimated future cash flows of the reporting units. As the impairment related to Valley Industries, LLC for which taxable income accrues to the individual members, no tax effect was recorded for this charge. Additionally, under the new standard, goodwill is no longer amortized but is to be tested periodically for impairment. The effect of no longer amortizing goodwill resulted in a reduction of $3.0 million in amortization of intangible assets during 2002 as compared with each of 2001 and 2000. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

    The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, which consist of debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Intercompany indebtedness is due on demand and is therefore shown as maturing in 2003. Weighted average variable rates are based on current rates. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in U.S. dollars ($US) and Canadian dollars ($CAN), as indicated in parentheses.

                                                             DECEMBER 31, 2002
                                                          EXPECTED MATURITY DATE
                                ------------------------------------------------------------------------
                                  2003          2004         2005        2006        2007     THEREAFTER     FAIR VALUE
                                --------      --------     --------    --------    --------   ----------     ----------
                                                        ($US EQUIVALENT IN THOUSANDS)
Fixed Rate ($US)                $     54      $    129     $     64    $     59    $     --    $125,000       $118,750
   Average interest rate             7.0%          7.0%         7.0%        7.0%         --        9.75%
Fixed Rate (Euro)               $    286      $    299     $    299    $    299    $    299    $  1,507       $  2,989
   Average interest rate            5.21%         5.21%        5.21%       5.21%       5.21%       5.21%
Variable Rate ($US)             $ 15,595      $  6,356     $     --    $     --    $     --    $     --       $ 21,951
   Average interest rate            5.47%         5.47%          --          --          --          --
Variable Rate (Euro)            $    286      $    299     $    299    $    299    $    299    $  1,507       $  2,989
   Average interest rate            4.96%         4.96%        4.96%       4.96%       4.96%       4.96%
Variable Rate ($CAN)            $  1,946      $     --     $     --    $     --    $     --    $     --       $  1,946
   Average interest rate            5.25%           --           --          --          --          --
Intercompany indebtedness
  denominated in currency
  other than the functional
  currency (Euro)               $ 76,548      $     --     $     --    $     --    $     --    $     --         76,548
   Average interest rate            4.25%           --           --          --          --          --
Intercompany indebtedness
  denominated in currency
  other than the functional
  currency ($CAN)               $ 23,784      $     --     $     --    $     --    $     --    $     --         23,784
   Average interest rate            4.25%           --           --          --          --          --

                                                                DECEMBER 31, 2001
                                                              EXPECTED MATURITY DATE
                                ------------------------------------------------------------------------
                                  2002          2003          2004         2005        2006    THEREAFTER     FAIR VALUE
                                --------      --------      --------     --------    --------  ----------     ----------
                                                           ($US EQUIVALENT IN THOUSANDS)
Fixed Rate ($US)                $    103      $    102      $     76     $     62    $     56   $125,000       $104,149
   Average interest rate             7.0%          7.0%          7.0%         7.0%        7.0%      9.75%
Variable Rate ($US)             $  8,341      $ 10,073      $  8,654     $     --    $     --   $     --       $ 27,041
   Average interest rate            5.79%         5.79%         5.79%          --          --         --
Variable Rate ($CAN)            $  2,579      $  1,930      $     --     $     --    $     --   $     --       $  4,509
   Average interest rate            4.75%         4.75%           --           --          --         --
Intercompany indebtedness
  denominated in currency
  other than the functional
  currency (Euro)               $ 30,650      $     --      $     --     $     --    $     --   $     --       $ 30,650
   Average interest rate            7.08%           --            --           --          --         --
Intercompany indebtedness
  denominated in currency
  other than the functional
  currency ($CAN)               $ 28,866      $     --      $     --     $     --    $     --   $     --       $ 28,866
   Average interest rate            7.08%

     The changes from 2001 to 2002 are primarily due to the Company's repayment of approximately $13.4 million of term indebtedness, and net borrowings of approximately $5.6 million of revolving loans and approximately $5.6 million against a new capital lease financing in connection with the Company's new plant in France.

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

                                                             DECEMBER 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------       --------
                                                     ($US EQUIVALENT IN THOUSANDS)
Foreign Currency Investments In Subsidiaries
  (U.S.$ functional currency)
   Euro                                                   10,660          8,949
     Exchange Rate                                          1.05           0.89
   $CAN                                                    7,872             --
     Exchange Rate                                          0.63             --
Foreign Currency Earnings (Losses)
  Euro Functional Currency                                 8,340            349
     Exchange Rate                                           .94           0.89
  $CAN Functional Currency                                (1,104)        (4,082)
     Exchange Rate                                           .64           0.64

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants .........................................   25

Consolidated Balance Sheets -- December 31, 2002 and 2001 .................   26

Consolidated Statements of Operations -- Years Ended December 31, 2002,
  2001 and 2000 ...........................................................   27

Consolidated Statements of Cash Flows -- Years Ended December 31, 2002,
  2001 and 2000 ...........................................................   28

Consolidated Statements of Changes in Members' Equity -- Years Ended
  December 31, 2002, 2001 and 2000 ........................................   29

Notes to Consolidated Financial Statements ................................   30

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Managers
and Members of
Advanced Accessory Systems, LLC

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Advanced Accessory Systems, LLC and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15-(a)-(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Intangible assets", which changed the methodology for assessing goodwill impairments. The initial application of this statement resulted in an impairment of goodwill of $29.2 million. The impairment was due solely to the change in accounting standards, and was reported as a cumulative effect of accounting change (See Note 1 "New accounting pronouncements").



PricewaterhouseCoopers LLP

Detroit, Michigan
February 28, 2003

                         ADVANCED ACCESSORY SYSTEMS, LLC

                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  2002          2001
                                                                ---------    ---------
                                                                  (DOLLAR AMOUNTS IN
                                                                       THOUSANDS)
                            ASSETS

Current assets
  Cash ......................................................   $   2,653    $   2,139
  Accounts receivable, less reserves of $1,857 and
     $1,788, respectively ...................................      51,526       44,790
  Inventories ...............................................      40,682       39,432
  Deferred income taxes .....................................         109        1,643
  Other current assets ......................................      13,370        4,133
                                                                ---------    ---------
       Total current assets .................................     108,340       92,137
Property and equipment, net .................................      60,572       54,404
Goodwill, net ...............................................      47,308       73,394
Other intangible assets, net ................................       3,635        4,685
Deferred income taxes .......................................       1,981        1,932
Other noncurrent assets .....................................       2,319        1,738
                                                                ---------    ---------
                                                                $ 224,155    $ 228,290
                                                                =========    =========
               LIABILITIES AND MEMBERS' EQUITY

Current liabilities
  Current maturities of long-term debt ......................   $  18,215    $  11,023
  Accounts payable ..........................................      33,159       29,051
  Accrued liabilities .......................................      30,762       23,553
  Mandatorily redeemable warrants ...........................       5,250        5,130
                                                                ---------    ---------
       Total current liabilities ............................      87,386       68,757
                                                                ---------    ---------
Noncurrent liabilities
  Deferred income taxes .....................................         629          828
  Other noncurrent liabilities ..............................       5,796        4,755
  Long-term debt, less current maturities ...................     136,732      145,626
                                                                ---------    ---------
       Total noncurrent liabilities .........................     143,157      151,209
                                                                ---------    ---------
Commitments and contingencies (Note 11)
Members' equity
  Class A Units 25,000 authorized, 9,226 and 9,236 issued
   at December 31, 2002 and 2001, respectively ..............       7,348        7,348
  Class A-1 Units 25,000 authorized, 5,133 issued at
   December 31, 2002 and 2001, respectively .................       4,117        4,117
  Class B Units, 2,000 authorized, no Units issued at
   December 31, 2002 and 2001 ...............................          --           --
  Other comprehensive income (loss) .........................          85         (181)
  Accumulated deficit .......................................     (17,938)      (2,960)
                                                                ---------    ---------
                                                                   (6,388)       8,324
                                                                ---------    ---------
                                                                $ 224,155    $ 228,290
                                                                =========    =========


          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                               ----------------------------------
                                                                  2002         2001        2000
                                                               ---------    ---------   ---------
                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
Net sales ..................................................   $ 329,782    $ 314,035   $ 318,817
Cost of sales ..............................................     250,516      239,583     239,090
                                                               ---------    ---------   ---------
  Gross profit .............................................      79,266       74,452      79,727
Selling, administrative and product
  development expenses .....................................      49,309       44,769      45,527
Amortization of intangible assets ..........................         122        3,312       3,297
                                                               ---------    ---------   ---------
  Operating income .........................................      29,835       26,371      30,903
                                                               ---------    ---------   ---------
Other expense
  Interest expense .........................................      15,907       17,684      17,950
  Foreign currency (gain) loss .............................      (8,429)       4,948       5,386
  Other expense ............................................         520          743          52
                                                               ---------    ---------   ---------
Income before cumulative effect of accounting change and
  income taxes .............................................      21,837        2,996       7,515
Cumulative effect of accounting change for goodwill
  impairment ...............................................     (29,207)          --          --
                                                               ---------    ---------   ---------
Income (loss) before income taxes ..........................      (7,370)       2,996       7,515
Provision (benefit) for income taxes .......................       4,252          602        (278)
                                                               ---------    ---------   ---------
Net income (loss) ..........................................   $ (11,622)   $   2,394   $   7,793
                                                               =========    =========   =========


          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                               --------------------------------
                                                                 2002        2001        2000
                                                               --------    --------    --------
                                                                 (DOLLAR AMOUNTS IN THOUSANDS)
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES
Net (loss) income ..........................................   $(11,622)   $  2,394    $  7,793
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities
  Depreciation and amortization ............................     13,054      14,599      14,304
  Cumulative effect of accounting change for goodwill
   impairment ..............................................     29,207          --          --
  Deferred taxes ...........................................      1,298        (161)       (908)
  Foreign currency (gain) loss .............................     (8,190)      4,965       5,159
  Loss on disposal of assets ...............................        365         701          37
  Changes in assets and liabilities net of acquisitions:
     Accounts receivable ...................................     (4,411)     (2,645)      3,425
     Inventories ...........................................      1,954       1,427      (4,055)
     Other current assets ..................................     (8,530)      2,771      (1,546)
     Other noncurrent assets ...............................       (996)        685        (346)
     Accounts payable ......................................      2,533       4,084        (199)
     Accrued liabilities ...................................      6,210        (950)       (763)
     Other noncurrent liabilities ..........................        132        (219)     (1,485)
                                                               --------    --------    --------
       Net cash provided by operating
          activities .......................................     21,004      27,651      21,416
                                                               --------    --------    --------
CASH FLOWS PROVIDED BY (USED FOR)
  INVESTING ACTIVITIES
Acquisition of machinery and equipment .....................    (15,354)     (7,580)    (10,445)
Acquisition of subsidiaries, net of cash
  acquired .................................................         --          --      (2,804)
                                                               --------    --------    --------
       Net cash used for investing
          activities .......................................    (15,354)     (7,580)    (13,249)
                                                               --------    --------    --------
CASH FLOWS PROVIDED BY (USED FOR)
  FINANCING ACTIVITIES
Increase (decrease) in revolving loan ......................      5,572      (8,341)     11,343
Repayment of debt ..........................................    (13,379)    (11,706)    (13,878)
Collections of membership notes receivable .................         --          59          65
Borrowing of debt ..........................................      5,637         400          --
Repurchase of membership units .............................         --          --      (6,422)
Distributions to members ...................................     (3,356)       (801)     (6,090)
                                                               --------    --------    --------
       Net cash used for financing
         activities ........................................     (5,526)    (20,389)    (14,982)
                                                               --------    --------    --------
Effect of exchange rate changes ............................        390        (858)      1,412
                                                               --------    --------    --------
Net increase (decrease) in cash ............................        514      (1,176)     (5,403)
Cash at beginning of period ................................      2,139       3,315       8,718
                                                               --------    --------    --------
Cash at end of period ......................................   $  2,653    $  2,139    $  3,315
                                                               ========    ========    ========

Cash paid for interest .....................................   $ 14,395    $ 16,304    $ 17,032
                                                               ========    ========    ========

Cash paid for income taxes .................................   $    362    $    845    $  1,763
                                                               ========    ========    ========


          See accompanying notes to consolidated financial statements.

                         ADVANCED ACCESSORY SYSTEMS, LLC

              CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                               OTHER       RETAINED       TOTAL
                                               MEMBERS'    COMPREHENSIVE   EARNINGS      MEMBERS'
                                               CAPITAL     INCOME (LOSS)   (DEFICIT)      EQUITY
                                               --------    -------------   ---------     --------
Balance at December 31, 1999 .............     $ 18,083      $ (1,496)     $ (6,256)     $ 10,331

Notes receivable for unit purchase .......           65            --            --            65
Repurchase of membership units ...........       (6,422)           --            --        (6,422)
Accretion of membership warrants .........         (200)           --            --          (200)
Distributions to members .................           --            --        (6,090)       (6,090)
Comprehensive income:
 Currency translation adjustment .........           --           419            --
 Net income for 2000 .....................           --            --         7,793
    Total comprehensive income ...........                                                  8,212
                                               --------      --------      --------      --------
Balance at December 31, 2000 .............       11,526        (1,077)       (4,553)        5,896

Notes receivable for unit purchase .......           59            --            --            59
Accretion of membership warrants .........         (120)           --            --          (120)
Distributions to members .................           --            --          (801)         (801)
Comprehensive income:
  Minimum pension liability adjustment ...           --          (285)           --
  Currency translation adjustment ........           --         1,181            --
  Net income for 2001 ....................           --            --         2,394
    Total comprehensive income ...........                                                  3,290
                                               --------      --------      --------      --------
Balance at December 31, 2001 .............       11,465          (181)       (2,960)        8,324

Distributions to members .................           --            --        (3,356)       (3,356)
Comprehensive income:
  Minimum pension liability adjustment ...           --          (565)           --
  Currency translation adjustment ........           --           831            --
  Net loss for 2002 ......................           --            --       (11,622)
    Total comprehensive income ...........                                                (11,356)
                                               --------      --------      --------      --------
Balance at December 31, 2002 .............     $ 11,465      $     85      $(17,938)     $ (6,388)
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

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITIES

    Advanced Accessory Systems, LLC (the "Company") supplies towing and rack systems and related accessories for the automotive original equipment manufacturer ("OEM") market and the automotive aftermarket. The Company's business commenced on September 28, 1995. The Company's products include a comprehensive line of towing systems and rack systems including accessories. The Company's towing systems products include fixed and detachable towing hitches and accessories such as trailer balls, ball mounts, electrical harnesses, safety chains and locking hitch pins. The Company's broad offering of rack systems includes fixed and detachable racks and accessories which can be installed on vehicles to carry items such as bicycles, skis, luggage, surfboards and sailboards. The Company's products are sold as standard accessories or options for a variety of light vehicles.

PRINCIPLES OF CONSOLIDATION

    The Company includes the accounts of the following:

SportRack, LLC .........................................     100% owned by Advanced Accessory Systems, LLC
  SportRack Automotive, GmbH
   and its consolidated subsidiaries ...................     A German corporation, 100% owned by SportRack, LLC
  SportRack Accessories, Inc
   and its consolidated subsidiary .....................     A Canadian corporation, 90% owned by the Advanced
                                                             Accessory Systems, LlC and 10% owned by SportRack, LLC
  ValTek, LLC ..........................................     100% owned by SportRack, LLC
AAS Holdings, Inc. .....................................     100% owned by Advanced Accessory Systems, LLC
  Brink International B.V and
   its consolidated subsidiaries .......................     A Dutch corporation, 100% owned by AAS Holdings, Inc.
Valley Industries, LLC .................................     100% owned by Advanced Accessory Systems, LLC
AAS Capital Corporation ................................     100% owned by Advanced Accessory Systems, LLC

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

FINANCIAL INSTRUMENTS

    Financial instruments at December 31, 2002 and 2001, including cash, accounts receivable and accounts payable, are recorded at cost, which approximates fair value due to the short-term maturities of these assets and liabilities. The carrying value of the obligations under the bank agreements are considered to approximate fair value as the agreements provide for interest rate revisions based on changes in prevailing market rates or were entered into at rates that approximate market rates at December 31, 2002 and 2001. The fair value of the Notes (as defined below) as of December 31, 2002 and 2001 was approximately $118,750 and $103,750 respectively, based upon quoted prices in the market in which the Notes are traded.

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

CURRENCY TRANSLATION

    The functional currency for the Company's foreign subsidiaries is the applicable local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; translation adjustments are reported as a separate component of members' equity. Revenues, expenses and cash flows for foreign subsidiaries are translated at average exchange rates during the period; foreign currency transaction gains and losses are included in current earnings. The accompanying consolidated statement of operations for the years ended December 31, 2002, 2001 and 2000 includes net currency (gains) and losses of $(8,429), $4,948 and $5,386, respectively, relating primarily to debt denominated in U.S. Dollars at Brink International B.V., and SportRack Accessories, Inc. whose functional currencies are the European Euro and Canadian Dollar, respectively. At December 31, 2002, U.S. Dollar denominated debt recorded at Brink includes intercompany debt and substantially all outstanding term notes under the Company's Second Amended and Restated Credit Agreement.

INVENTORIES

    Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out (FIFO) method. Inventories are periodically reviewed and reserves established for excess and obsolete items.

TOOLING

    The Company incurs costs related to new tooling used in the manufacture of products sold to OEMs. Tooling costs that are reimbursed by customers as the tooling is completed are included in other current assets. All other customer owned tooling costs, which totaled $302 and $1,111 at December 31, 2002 and 2001, respectively, are included in other noncurrent assets and amortized over the expected product life, generally three to six years. Company owned tooling is included in property and equipment and depreciated over its expected useful life, generally three to five years. Management periodically evaluates the recoverability of tooling costs, based on estimated future cash flows, and makes provisions for tooling costs that will not be recovered, if any, when such amounts are known and incurred.

PROPERTY AND EQUIPMENT

    Property and equipment is stated at acquisition cost, which reflects the fair value of assets acquired at the acquisition date for all subsidiaries. Property and equipment purchased other than through the acquisitions described in Note 2 is stated at cost. Expenditures for normal repairs and maintenance are charged to operations as incurred. Depreciation expense, which was $11,299, $10,569 and $10,445 for the years ended December 31, 2002, 2001 and 2000, respectively, is computed using the straight-line method over the following estimated useful lives:

                                                            YEARS
                                                            -----
Buildings and improvements..............................    5-50
Machinery, equipment and tooling........................    2-10
Furniture and fixtures..................................     5-7

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

GOODWILL, LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS

    Goodwill of $47,308 and $73,394 at December 31, 2002 and 2001, respectively, represents the costs in excess of net assets acquired and, until December 31, 2001, was amortized using the straight line method over periods of up to 30 years. Beginning in 2002, goodwill is no longer amortized, but is tested at least annually for impairment. During 2002 Goodwill decreased by $29,207 for an impairment charge resulting of the application of a new accounting standard and increased by $3,121 due to the effects of the change in foreign currency rates of the functional currencies of the Company's foreign subsidiaries between December 31, 2002 and 2001. See "New Accounting Pronouncements" below.

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

    Debt issuance costs net of accumulated amortization of $3,254 and $4,093 at December 31, 2002 and 2001, respectively, are amortized over the terms of the loan agreements, which are six to ten years. Debt issuance cost amortization of $906, $677 and $625 for 2002, 2001 and 2000, respectively, has been included in interest expense.

INCOME TAXES

    The Company and certain of its domestic subsidiaries have elected to be taxed as limited liability companies for federal income tax purposes. As a result of this election, the Company's domestic taxable income accrues to the individual members. Distributions are made to the members in amounts sufficient to meet the tax liability on the Company's domestic taxable income accruing to the individual members. Distributions to members of $3,356, $801 and $6,090 were made during 2002, 2001 and 2000, respectively.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

    Research, development and engineering costs are expensed as incurred and aggregated approximately $8,490, $9,397 and $9,779 for the years ended December 31, 2002, 2001 and 2000, respectively.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

    In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 provides guidance on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and also clarifies that a guarantor is require to recognize, at the inception for a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In addition, FIN 45 requires additional disclosures about the guarantees that an entity has issued including those related to product warranties (See Note 11). The recognition and measurement provisions of FIN 45 are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

    On January 1, 2002, the Company adopted the accounting standards set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" ("SFAS 142") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations or cash flows. SFAS 142 changed the methodology for assessing goodwill impairments. The initial application of this statement resulted in an impairment of goodwill of $29,207 to write down goodwill related to the Valley Industries Acquisition. The impairment was due solely to the change in accounting standards and was reported as a cumulative effect of accounting change in 2002. Under SFAS 142, impairment is determined by comparing the carrying values of reporting units to the corresponding fair values, which are determined based on the discounted estimated future cash flows of the reporting units. As the impairment related to Valley Industries, LLC for which taxable income accrues to the individual members, no tax effect was recorded for this charge. Additionally, under the new standard, goodwill is no longer amortized but is to be tested at least annually for impairment. The effect of no longer amortizing goodwill resulted in a reduction in amortization of intangible assets during 2002 as compared with 2001 and 2000 of $2,996 and $2,998, respectively. The following table presents net income (loss) for 2001 and 2000 as adjusted for the non-amortization provisions of SFAS 142.

                                                  Year Ended December 31,
                                           -------------------------------------
                                             2002           2001          2000
                                           --------       --------      --------
Reported net income (loss) ..........      $(11,622)      $  2,394      $  7,793
Add back: Goodwill amortization .....            --          2,996         2,998
                                           --------       --------      --------
Adjusted net income (loss) ..........      $(11,622)      $  5,390      $ 10,791
                                           ========       ========      ========

    Other intangible assets at December 31, 2002 and 2001 consist of deferred financing costs, a defined benefit pension asset and patents and licenses.

    Aggregate amortization expense related to other intangible assets for each of the five succeeding fiscal years is as follows:

2003................................................................  $807
2004................................................................   567
2005................................................................   608
2006................................................................   653
2007................................................................   689

    For the year ended December 31, 2002, the carrying amount of goodwill decreased by $29,207 as a result of the impairment write down discussed above and increased by $3,121 as a result of the change in exchange rates between the U.S. Dollar and the European Euro, the functional currency of Brink International B.V.

    Effective June 30, 2001, the Company adopted Emerging Issues Task Force
(EITF) Consensus 00-19, "Determination of Whether Share Settlement is Within the Control of the Issuer for Purposes of Applying Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock'". Accordingly, based upon the terms of the warrants, the Company has reclassified the mandatorily redeemable warrants to a component of current liabilities. Accretion is included in the determination of net income or loss for each reporting period.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

2. ACQUISITIONS

    Acquisitions of the Company from January 1, 2000 through December 31, 2002 are as follows:

                                                                   PURCHASE   GOODWILL
             ACQUIRED COMPANY                 ACQUISITION DATE      PRICE     RECORDED    LOCATION      PRODUCT LINES
-----------------------------------------    ------------------    --------   --------  -------------   --------------
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

3. LONG-TERM DEBT

    Long-term debt is comprised of the following:

                                                                              OUTSTANDING AT
                                                       INTEREST RATE AT        DECEMBER 31,
                                                         DECEMBER 31,     ---------------------
                                                             2002           2002         2001
                                                       ----------------   --------     --------
Senior Subordinated Notes, less discount of $283
  and $327 respectively ............................            9.75%     $124,717     $124,673
Second Amended and Restated Credit Agreement
  (U.S. Credit Facility)
     Term note A ...................................              --            --        1,794
     Term note B ...................................            5.42%        9,489       12,079
     Acquisition note ..............................            4.92%        3,937        9,188
     Revolving line of credit note .................            5.78%        8,574        3,002
     Supplemental revolving loan note ..............              --            --           --
First Amended and Restated Credit Agreement
  (Canadian Credit Facility)
     Canadian term note ............................            5.25%        1,946        4,509
     Canadian revolving line of credit note ........              --            --           --
Capital lease obligations ..........................            5.09%        6,284          399
Other ..............................................              --            --        1,005
                                                                          --------     --------
                                                                           154,947      156,649
Less -- current portion ............................                        18,215       11,023
                                                                          --------     --------
                                                                          $136,732     $145,626
                                                                          ========     ========

SENIOR SUBORDINATED NOTES

    Borrowings under the Company's Series B Senior Subordinated Notes (the "Notes"), due October 1, 2007, are unsecured and are subordinated in right of payment to all existing and future senior indebtedness of the Company, including the loans under the U.S. and Canadian Credit Agreements described below. The Company, at its option, may redeem the Notes, in whole or in part, together with accrued and unpaid interest at certain redemption prices as set forth by the indenture under which the Notes have been issued. Upon the occurrence of a change of control of the Company, as defined by the indenture, the Company is required to make an offer to repurchase the Notes at a price equal to 101% of the principal amount of the Notes. The indenture places certain limits on the Company, the most restrictive of which include the restrictions on the incurrence of additional indebtedness by the Company, the payment of dividends on and redemption of capital of the Company, the redemption of, certain subordinated obligations, investments, sales of assets and stock of certain subsidiaries, transactions with affiliates, consolidations, mergers and transfers of all or substantially all of the Company's assets. Interest on the Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

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

    The U.S. Credit Facility provides for two term notes (Term note A and Term note B), a revolving line of credit note, an acquisition note and a supplemental revolving loan note. Loans under each of the term notes and the revolving notes can be converted, at the election of the Company, in whole or in part, into Base Rate Loans or Eurocurrency Loans. Interest is payable in arrears quarterly on Base Rate Loans, and in arrears in one, two or three months on Eurocurrency Loans, as determined by the length of the Eurocurrency Loan, as selected by the Company. Interest is charged at an adjustable rate plus the applicable margin. The applicable margin is based upon the Company's Leverage Ratio, as defined by the Credit Agreement. Eurocurrency Loans under each of the term notes can be made in U.S. dollars or certain other currencies, at the option of the Company. The U.S. Credit Facility also provides for a Letter of Credit Facility. At December 31, 2002 and 2001, the Company had irrevocable letters of credit outstanding in the amount of $9,125 and $8,041, respectively (see Note 11).

Term note A

On October 30, 1996, the Company borrowed $65,000 under Term note A. On October 1, 1997, the Company made a mandatory prepayment totaling $43,475 in connection with the issuance of the Notes. Mandatory prepayments of $29 and $518 were made in August 2001 and June 2000, respectively, for the excess cash flows of the Company as defined by the Credit Agreement. No amounts remain outstanding under the note as of December 31, 2002.

Term note B

    On August 5, 1997, the Company borrowed $55,000 under Term note B. On October 1, 1997, the Company made a mandatory prepayment totaling $39,044 in connection with the issuance of the Notes. Mandatory prepayments of $2,299 and $833 were made in August 2002 and June 2000, respectively, for the excess cash flows of the Company as defined by the Credit Agreement. At December 31, 2002, the applicable margin for Term note B ranges from 2.75% to 3.75% for Base Rate Loans and from 3.50% to 4.50% for Eurocurrency Loans. Repayments under Term note B are required in the following installments:

March 31, 2003 through September 30, 2003 (quarterly)...............   $   73
December 31, 2003...................................................    2,914
March 31, 2004......................................................    3,764
June 30, 2004.......................................................    2,592

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

3. LONG-TERM DEBT -- (CONTINUED)

Acquisition note

    On December 31, 1997, the Company borrowed $21,000 under its acquisition note. The proceeds were used to acquire the assets of Ellebi on January 2, 1998. At December 31, 2002, the applicable margin for acquisition note ranges from 2.25% to 3.25% for Base Rate Loans and from 3.00% to 4.00% for Eurocurrency Loans. Repayments under the acquisition note are due in equal quarterly installments of $1,312 through September 30, 2003.

Revolving line of credit note

    The Company has the ability to borrow up to $25,000 under the revolving line of credit, which expires on October 30, 2003. Available borrowings, however, are limited to a defined borrowing base amount equal to 85% of eligible domestic accounts receivable and 80% of certain eligible foreign accounts receivable. The base borrowing amount is increased by the lesser of the sum of 50% of domestic eligible inventory and 40% to 50% of certain eligible foreign inventory or $10,000. Available borrowings are reduced by amounts outstanding under the Canadian revolving line of credit note described below and outstanding letters of credit. At December 31, 2002, $7,301 was available for borrowing on the note. At December 31, 2002, the applicable margin for revolving line of credit note ranges from 2.25% to 3.25% for Base Rate Loans and from 3.00% to 4.00% for Eurocurrency Loans. A commitment fee of 0.5% to 0.625% is charged on the unused balance based on the Company's Senior Leverage Ratio, as defined.

Supplemental revolving loan note

    When the availability under the revolving line of credit note reaches zero, the Company has the ability to borrow up to $10,000 under the supplemental revolving loan note. Available borrowings are limited to the same borrowing base as the revolving line of credit note to the extent the borrowing base exceeds $25,000. At December 31, 2002, $10,000 in borrowings were available on the note. At December 31, 2002, the applicable margin for supplemental revolving note ranges from 2.25% to 3.25% for Base Rate Loans and from 3.00% to 4.00% for Eurocurrency Loans. A commitment fee of 0.5% to 0.625% is charged on the unused balance based on the Company's Senior Leverage Ratio, as defined. A mandatory prepayment of all outstanding loans under the note is due if the Company reports Earnings Before Interest, Taxes, Depreciation and Amortization ('EBITDA'), as defined by the agreement, of less than $32,000 on a trailing four quarter basis at the end of any fiscal quarter. The note expires on March 31, 2003.

FIRST AMENDED AND RESTATED CREDIT AGREEMENT

    The Company's First Amended and Restated Credit Agreement ("Canadian Credit Facility"), which is administered by Bank One and The Chase Manhattan Bank of Canada ("Chase Canada"), is secured by substantially all of the assets of the Company's Canadian subsidiaries and is guaranteed by the Company.

    The Canadian Credit Facility provides for a C$20,000 term note and a C$4,000 revolving note, (U.S. $12,662 and U.S. $2,532, respectively at December 31,
2002). Loans under each of the notes can be converted at the election of the Company, in whole or in part, into Floating Rate advances, U.S. Base Rate advances or LIBOR advances. Floating rate advances are denominated in Canadian dollars and bear interest at a variable rate based on the bank's prime lending rate plus a variable margin. U.S. Base Rate advances are denominated in U.S. dollars and bear interest at the bank's prime lending rate plus a variable margin. LIBOR advances are denominated in U.S. dollars and bear interest at LIBOR plus a variable margin. The variable margin is based upon the Company's Senior Debt Ratio, as defined by the Canadian Credit Facility and ranges from 0.5% to 1.75% for Floating Rate advances and U.S. Base Rate advances and from 1.5% to 2.75% for LIBOR advances.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

3. LONG-TERM DEBT -- (CONTINUED)

Canadian term note

    Repayments under the Canadian term note are required in the following installments:

           QUARTERLY
           ---------
March 31, 2003 through June 30, 2003.................................    $650
Final installment on October 30, 2003................................     646

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

CAPITAL LEASES

    During 2002, the Company borrowed Euro 5,702 (U.S. $5,978 as of December 31,
2002) under a Euro 6,850 ($7,183 as of December 31, 2002) 12 year lease for a new manufacturing plant in France. The remaining amount available under the lease will be borrowed by the Company in the first quarter of 2003. Repayments under the lease are due in 48 equal quarterly installments of Euro 143 (U.S. $150 as of December 31, 2002) plus interest and commence on March 31, 2003. Interest accrues at a fixed rate of 5.21% on half of the outstanding loan balance and accrues on the balance of the outstanding loan balance at an adjustable rate, which is determined each quarter by reference to the three month Euribor rate plus a margin of 0.85%.

    The Company also has entered into various other capital lease arrangements for certain machinery and equipment. These leases generally require monthly payments of principal and interest and have terms from three to five years. At December 31, 2002 the present value of the remaining payments outstanding under these other capital leases totaled $306.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

3. LONG-TERM DEBT -- (CONTINUED)

SCHEDULED MATURITIES

    The aggregate scheduled annual principal payments due in each of the years ending December 31, is as follows:

2003............................................................  $ 18,215
2004............................................................     7,083
2005............................................................       662
2006............................................................       658
2007............................................................   125,599
Thereafter......................................................     3,013
                                                                  --------
                                                                   155,230
Less -- discount................................................      (283)
                                                                  --------
                                                                  $154,947
                                                                  ========

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

     Holders of Class B Units are entitled to such rights as designated by the Board of Managers upon the original issuance of any Class B Units provided, however, that those rights shall not be senior to the rights of the holders of Class A units as to allocations of net profits and as to distributions without the consent of a majority in interest of Class A Members. There were no Class B Units issued as of December 31, 2002 or 2001.

     Effective January 1, 2000, the Company issued 3,655 of its Class A-1 Units in exchange for an equal amount of Class A Units.

     Effective November 11, 2000, the Company issued 1,478 of its Class A-1 Units in exchange for an equal amount of Class A Units.

5. INCOME TAXES

    The Company's C corporation subsidiaries and taxable foreign subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company and certain domestic subsidiaries are limited liability companies; as such, the Company's earnings are included in the taxable income of the Company's members. Income
(loss) before income taxes were attributable to the following sources:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                   --------------------------------------------
                                     2002              2001              2000
                                   --------          --------          --------
United States ............         $(15,475)         $  6,160          $ 10,491
Foreign ..................            8,105            (3,164)           (2,976)
                                   --------          --------          --------
                                   $ (7,370)         $  3,002          $  7,515
                                   ========          ========          ========

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

5. INCOME TAXES -- (CONTINUED)

    The provision (benefit) for income taxes is comprised of the following:

                                                      YEAR ENDED
                                                     DECEMBER 31,
                                      -----------------------------------------
                                       2002             2001             2000
                                      -------          -------          -------
CURRENTLY PAYABLE
  United States .............         $     5          $    26          $    --
  Foreign ...................           2,972              737              630
                                      -------          -------          -------
                                        2,977              763              630
                                      -------          -------          -------
DEFERRED
  United States .............              --               --               --
  Foreign ...................           1,275             (161)            (908)
                                      -------          -------          -------
                                        1,275             (161)            (908)
                                      -------          -------          -------
                                      $ 4,252          $   602          $  (278)
                                      =======          =======          =======

     The effective tax rates differ from the U.S. federal income tax rate as follows:

                                                                                 YEAR ENDED
                                                                                DECEMBER 31,
                                                                     ---------------------------------
                                                                       2002         2001         2000
                                                                     -------      -------      -------
Income tax provision (benefit) at U.S. statutory rate (35%) ....     $(2,580)     $ 1,051      $ 2,630
U. S. income taxes attributable to members .....................       5,416       (2,147)      (3,674)
Change in valuation allowance ..................................      (2,817)         841          (86)
Deemed forgiveness of subsidiary intercompany debt .............       2,884           --           --
Nondeductible foreign goodwill .................................         212          391          224
Foreign rate differences and other, net ........................       1,137          466          628
                                                                     -------      -------      -------
                                                                     $ 4,252      $   602      $  (278)
                                                                     =======      =======      =======

     Deferred tax assets and liabilities, related primarily to the Company's foreign subsidiaries, comprise the following:


                                                                        DECEMBER 31,
                                                               ------------------------------
                                                                    2002             2001
                                                               -------------    -------------
DEFERRED TAX ASSETS
Net operating loss carryforwards of foreign subsidiaries       $       1,472    $       6,229
Fixed assets                                                           2,356            2,169
Goodwill                                                                 541              452
Inventory                                                                 54               52
Other                                                                  2,260            2,369
                                                               -------------    -------------
                                                                       6,683           11,271
                                                               -------------    -------------
DEFERRED TAX LIABILITIES
Fixed assets                                                          (1,272)          (1,565)
Inventory                                                               (849)            (783)
Goodwill                                                                (192)            (194)
Other                                                                   (110)            (243)
                                                               -------------    -------------
                                                                      (2,423)          (2,785)
Valuation allowance                                                   (2,799)          (5,739)
                                                               -------------    -------------
Net deferred tax asset                                         $       1,461    $       2,747
                                                               =============    =============

     The net operating loss carryforwards of the Company's European subsidiaries approximate $1,554 at December 31, 2002 and have no expiration date. The net operating loss carryforwards of the Company's Canadian subsidiaries approximate $2,425 at December 31, 2002 and expire primarily in 2005 through 2008. As of December 31, 2002 and 2001, respectively, the Company recorded a valuation allowance of $2,799 and $5,739 based upon management's current assessment of the likelihood of realizing the Canadian subsidiaries' deferred tax assets. Management believes that it is more likely than not that the related deferred tax assets recorded for its other subsidiaries will be realized and no valuation allowance has been provided against such amounts as of December 31, 2002. If certain substantial changes in the Company's ownership should occur, there could be an annual limit on the amount of certain carryforwards which can be utilized.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)


6. RELATED PARTY TRANSACTIONS AND ALLOCATIONS

     A portion of the Company's U.S. Credit Facility, Canadian Credit Facility and Senior Subordinated Loans, as described in Note 4, is with Chase and Chase Canada, which are each affiliates of a member of the Company, and J.P. Morgan Partners (23A SBIC), LLC, respectively.

     Charges to operations related to consulting services provided to the Company by certain members of the Company aggregated approximately $100, $361 and $406 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

     The Company has issued options to purchase Class A Units which are outstanding under the Company's 1995 Option Plan (the "Plan"). As of December 31, 2002 and 2001, the Company was authorized under the Plan to issue options to purchase up to 4,200 Class A Units to officers, directors and employees of the Company and its subsidiaries. At December 31, 2002, there were 184 options that remained available for grant under the Plan.

     Information concerning options to purchase Class A Units is as follows:

                                           2002                          2001                         2000
                                ---------------------------   ---------------------------   ---------------------------
                                                 WEIGHTED                      WEIGHTED                      WEIGHTED
                                                  AVERAGE                       AVERAGE                       AVERAGE
                                 NUMBER OF       EXERCISE       NUMBER OF      EXERCISE       NUMBER OF       EXERCISE
                                   UNITS          PRICE          UNITS          PRICE          UNITS           PRICE
                                ------------   ------------   ------------   ------------   ------------   ------------
Outstanding at January 1               2,264   $      1,247          2,358   $      1,417          2,405   $      1,499
Options cancelled                          5   $      4,000             94   $      5,524             47   $      5,610
                                ------------                  ------------                  ------------
Outstanding at December 31             2,259   $      1,240          2,264   $      1,247          2,358   $      1,417
                                ============                  ============                  ============

Exercisable at December 31             1,563   $      1,309          1,247   $      1,282          1,581   $      1,515
                                ============                  ============                  ============


     All options granted have terms of 15 years and vest as follows:

               WEIGHTED
               AVERAGE
NUMBER OF      EXERCISE
  UNITS          PRICE                              VESTING PERIOD
---------      ---------      -------------------------------------------------------------
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

      565      $   1,080      Options vest based upon achievement of certain operating
                              results of the Company.

     The Company has elected to continue applying the provisions of APB 25 and accordingly, recognized compensation expense of $450 for the year ended December 31, 2000. No compensation expense was recognized during 2002 or 2001 as no options vested during those years. If compensation cost and the fair value of options granted had been determined based upon the fair value method in accordance with SFAS 123, the pro forma net (loss) income of the Company would have been $(11,676), $2,256 and $8,047 for the years ended December 31, 2002, 2001 and 2000, respectively.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

7. OPTION PLAN -- (CONTINUED)

     The fair value of options granted and related pro forma compensation cost were estimated using the Black-Scholes option-pricing model with an expected volatility of zero and the following assumptions:

                                                1999
                                                ----
Dividend yield...........................       0.0%
Risk-free rate of return.................       6.0%
Expected option term (in years)..........         8

     The following table summarizes the status of the Company's options outstanding and exercisable at December 31, 2002:

                                    OPTIONS OUTSTANDING
                  ------------------------------------------------------
                                              WEIGHTED
                                              AVERAGE
                                              REMAINING
                   EXERCISE                  CONTRACTUAL      OPTIONS
                    PRICES        UNITS          LIFE        EXERCISABLE
                  ---------     ---------   -------------   ------------
                   $ 1,000         2,025           8            1,959
                   $ 3,029           129          10              129
                   $ 3,485            65          10               65
                   $ 4,000            40          12               25

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

     The following table sets forth the change in the plan's benefit obligations and plan assets, and the funded status of the plan as of and for the years ended December 31, 2002 and 2001:

                                                                            DECEMBER 31,
                                                                         ------------------
                                                                           2002      2001
                                                                         -------    -------
Change in benefit obligation:
   Benefit obligation at beginning of year ...........................   $ 3,080    $ 2,703
   Benefits earned during the year ...................................       149        136
   Interest on projected benefit obligation ..........................       217        201
   Actuarial loss (gain) .............................................        90        133
   Benefits paid .....................................................       (93)       (93)
                                                                         -------    -------
   Benefit obligation at end of year .................................     3,443      3,080
                                                                         -------    -------
Change in plan assets:
   Market value of assets at beginning of year .......................     2,610      2,424
   Actual return on plan assets ......................................      (235)       (79)
   Employer contributions ............................................       196        358
   Benefits paid .....................................................       (93)       (93)
                                                                         -------    -------
   Market value of assets at end of year .............................     2,478      2,610
                                                                         -------    -------
Funded status ........................................................      (965)      (470)
Unrecognized prior service cost ......................................       292        318
Unrecognized net (gain) loss .........................................       850        285
                                                                         -------    -------
Net amount recognized ................................................   $   177    $   133
                                                                         =======    =======
Amounts recognized in the statement of financial position consist of:
   Accrued benefit liability .........................................   $  (965)   $  (470)
   Intangible asset ..................................................       292        318
   Accumulated other comprehensive income adjustment .................       850        285
                                                                         -------    -------
   Net amount recognized .............................................   $   177    $   133
                                                                         =======    =======

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

8. PENSION PLANS -- (continued)


                                                                    YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              2002          2001          2000
                                                           ----------    ----------    ----------
             Components of net periodic benefit cost:
                Service cost ...........................   $      149    $      136    $      124
                Interest cost ..........................          217           201           182
                Expected return on plan assets .........         (240)         (232)         (205)
                Recognized net actuarial gain ..........           --            --           (10)
                Amortization of prior service cost .....           27            27            27
                                                           ----------    ----------    ----------
             Net periodic benefit cost .................   $      153    $      132    $      118
                                                           ==========    ==========    ==========


     The weighted average discount rate used in determining the actuarial present value of the accumulated benefit obligation was 7.00%, 7.25%, and 7.50% at December 31, 2002, 2001 and 2000, respectively. The expected long-term rate of return on plan assets was 9.00% at December 31, 2002, 2001 and 2000.

     The Company has various defined contribution retirement plans for its domestic and certain foreign subsidiaries, including 401(k) plans, whereby participants can contribute a portion of their salary up to certain maximums established by the related plan documents. The Company makes matching contributions, which are based upon the amounts contributed by employees. The Company's matching contributions charged to operations aggregated $375, $296 and $369 in 2002, 2001 and 2000, respectively.

     Substantially all of the employees of Brink International B.V. are covered by a union-sponsored, collectively-bargained, multi-employer defined benefit plan. Pension expense was $1,302, $1,086 and $1,270 for the years ended December 31, 2002, 2001 and 2000, respectively.

9. OPERATING LEASES

     The Company leases certain equipment under leases expiring on various dates through 2007. Future minimum annual lease payments required under leases that have a noncancellable lease term in excess of one year at December 31, 2002 are as follows:

2003....................................................................................    $ 2,571
2004....................................................................................      1,986
2005....................................................................................      1,276
2006....................................................................................        431
2007....................................................................................         13
                                                                                            -------
                                                                                            $ 6,277

     Rental expense charged to operations was approximately $4,399, $4,069 and $4,066 for the years ended December 31, 2002, 2001 and 2000, respectively.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

10. ACCOUNT BALANCES

     Account balances included in the consolidated balance sheets are comprised of the following:

                                                                  DECEMBER 31,
                                                        ------------------------------
                                                            2002              2001
                                                        -------------    -------------
INVENTORIES
Raw materials .......................................   $      14,631    $      14,689
Work-in-process .....................................           9,893           10,323
Finished goods ......................................          19,068           17,248
Reserves ............................................          (2,910)          (2,828)
                                                        -------------    -------------
                                                        $      40,682    $      39,432
                                                        =============    =============
PROPERTY AND EQUIPMENT
Land, buildings and improvements ....................   $      26,570    $      23,138
Land, buildings and improvements under capital leases           7,183               --
Furniture, fixtures and computer hardware ...........          15,497           11,582
Machinery, equipment and tooling ....................          65,468           57,994
Machinery and equipment under capital leases ........             409              409
Construction-in-progress ............................           1,557            2,262
                                                        -------------    -------------
                                                              116,684           95,385
Less -- accumulated depreciation ....................         (56,112)         (40,981)
                                                        -------------    -------------
                                                        $      60,572    $      54,404
                                                        =============    =============
ACCRUED LIABILITIES
Compensation and benefits ...........................   $      15,387    $      13,594
Interest ............................................           3,078            2,983
Other ...............................................          12,297            6,976
                                                        -------------    -------------
                                                        $      30,762    $      23,553
                                                        =============    =============

11. COMMITMENTS AND CONTINGENCIES

     In February 1996, the Company commenced an action against certain individuals alleging breach of contract under the terms of an October 1992 Purchase Agreement and Employment Agreements with the predecessor of the Company. The individuals then filed a separate lawsuit against the Company alleging breach of contract under the respective Purchase and Employment agreements. On May 7, 1999 a jury in the United States District Court for the Eastern District of Michigan reached a verdict against the Company and awarded the individuals approximately $3,800 plus interest and reasonable attorney fees. The Company is currently pursuing an appeal in the Sixth Circuit Court of Appeals. During 2002 and 2001, the Company increased its estimated accrual for this matter by $600 and $600, respectively, representing accrued interest for the year which charge is included in interest expense. At December 31, 2002, the Company had an outstanding irrevocable letter of credit totaling $8,325 benefiting the individuals. No amounts have been paid as of December 31, 2002.

     The Company offers warranties to its customers depending upon the specific product and terms of the customer purchase agreement. The majority of the Company's product warranties are customer specific. A typical warranty program requires that the Company replace defective products within a specified time period from the date of sale. The Company records and estimate for future warranty related costs based on actual historical return rates. The Company has not experienced significant costs related to its warranties.

     In early July 2002, three European automotive OEM customers of Brink Sweden recalled in total approximately 41,000 towbars which were supplied by the Company. The recall affects vehicles fitted with the G 3.0 model removable towbar system sold between January 1999 and March 2000. The Company is in the process of working with its customers to provide technical and other support in response to the recall. During the fourth quarter of 2002, based upon information gathered concerning the costs of the recall and from discussions with its customers during the fourth quarter, management estimated and recorded an expense of approximately $3,000 for the recall. The expense is included in selling, administrative and product development expenses. At December 31, 2002 the unpaid liability for the recall totaling $2,854 was included in accrued liabilities.

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

                                                                                       YEAR ENDED
                                                                                      DECEMBER 31,
                                                                          -----------------------------------
                                                                             2002         2001         2000
                                                                          ---------    ---------    ---------
REVENUES
  United States.................................................          $ 231,133    $ 223,662    $ 222,159
  The Netherlands...............................................             35,177       31,768       32,344
  Italy.........................................................             16,437       15,788       15,725
  Other foreign.................................................             47,035       42,817       48,589
                                                                          ---------    ---------    ---------
                                                                          $ 329,782    $ 314,035    $ 318,817
                                                                          =========    =========    =========

                                                                                     YEAR ENDED
                                                                                     DECEMBER 31,
                                                                          -----------------------------------
                                                                             2002         2001         2000
                                                                          ---------    ---------    ---------
REVENUES
  Towing systems................................................          $ 175,348    $ 173,327    $ 186,753
  Rack systems..................................................            154,434      140,708      132,064
                                                                          ---------    ---------    ---------
                                                                          $ 329,782    $ 314,035    $ 318,817
                                                                          =========    =========    =========

                                                                                     DECEMBER 31,
                                                                          -----------------------------------
                                                                             2002         2001         2000
                                                                          ---------    ---------    ---------
LONG-LIVED ASSETS
  United States.................................................          $  62,489    $  93,068    $  96,201
  The Netherlands...............................................             24,978       22,326       24,197
  Italy.........................................................              4,214        4,705        6,280
  Other foreign.................................................             19,834       12,384       13,975
                                                                          ---------    ---------    ---------
                                                                          $ 111,515    $ 132,483    $ 140,653
                                                                          =========    =========    =========

     The Company has two significant customers in the automotive OEM industry. Sales to these customers represented 23% and 22% of total Company sales for the year ended December 31, 2002, 28% and 17% for the year ended December 31, 2001, and 32% and 11% for the year ended December 31, 2000. Accounts receivable from these customers represented 21% and 18% of the Company's trade accounts receivable at December 31, 2002, and 27% and 10% at December 31, 2001, respectively.

     Although the Company is directly affected by the economic well being of the industries and customers referred to above, management does not believe significant credit risk exists at December 31, 2002. Consistent with industry practice, the Company does not require collateral to reduce such credit risk.

13. CONDENSED CONSOLIDATING INFORMATION

     On October 1, 1997, the Company and its wholly-owned subsidiary, AAS Capital Corporation, issued and sold $125,000 of its 9 3/4% Senior Subordinated Notes due 2007. The Notes are guaranteed on a full, unconditional and joint and several basis, by all of the Company's direct and indirect wholly-owned domestic subsidiaries. The following condensed consolidating financial information for 2002, 2001 and 2000 presents the financial position, results of operations and cash flows of (i) the Company as parent, as if it accounted for its subsidiaries on the equity method, and AAS Capital Corporation as issuers; (ii) guarantor subsidiaries which are domestic, wholly-owned subsidiaries and include SportRack LLC, AAS Holdings, Inc., Valley Industries, LLC, and ValTek LLC; and (iii) the non-guarantor subsidiaries which are foreign, wholly-owned subsidiaries and include Brink International B.V. and its subsidiaries, SportRack Accessories, Inc. and its subsidiary, and SportRack Automotive, GmbH and its subsidiaries. The operating results of the guarantor and non-guarantor subsidiaries include management fees of $1,407 and $320, respectively, for the year ended December 31, 2002, $1,416 and $310,respectively, for the year ended December 31, 2001 and $1,410 and $330, respectively, for the year ended December 31, 2000. Since its formation in September 1997, AAS Capital Corporation has had no operations and has no assets or liabilities at December 31, 2002.

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13. CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002

                                                                GUARANTOR      NON-GUARANTOR     ELIMINATIONS/
                                                ISSUERS        SUBSIDIARIES     SUBSIDIARIES      ADJUSTMENTS      CONSOLIDATED
                                            --------------    --------------   --------------    --------------    --------------
ASSETS
Current assets
  Cash ..................................   $          440    $           77   $        2,136    $           --    $        2,653
  Accounts receivable ...................               --            31,920           19,606                --            51,526
  Inventories ...........................               --            16,810           23,872                --            40,682
  Deferred income taxes and other
   current assets .......................               80             6,836            6,563                --            13,479
                                            --------------    --------------   --------------    --------------    --------------
       Total current assets .............              520            55,643           52,177                --           108,340
Property and equipment, net .............               --            33,433           27,139                --            60,572
Goodwill, net ...........................              985            24,729           21,594                --            47,308
Other intangible assets, net ............            2,971               371              293                --             3,635
Deferred income taxes and other
  noncurrent assets .....................               93               794            3,413                --             4,300
Investment in subsidiaries ..............           78,872             9,955               --           (88,827)               --
Intercompany notes receivable ...........           59,487             3,591               --           (63,078)               --
                                            --------------    --------------   --------------    --------------    --------------
       Total assets .....................   $      142,928    $      128,516   $      104,616    $     (151,905)   $      224,155
                                            ==============    ==============   ==============    ==============    ==============

LIABILITIES AND MEMBERS'
  EQUITY
Current liabilities
  Current maturities of long-term debt ..   $        8,574    $           54   $        9,587    $           --    $       18,215
  Accounts payable ......................               --            22,346           10,813                --            33,159
  Accrued liabilities and deferred
    income taxes ........................            8,060             7,846           14,856                --            30,762
  Mandatorily redeemable warrants .......            5,250                --               --                --             5,250
                                            --------------    --------------   --------------    --------------    --------------
       Total current liabilities ........           21,884            30,246           35,256                --            87,386
Deferred income taxes and other
  noncurrent liabilities ................            2,003             1,391            3,031                --             6,425
Long-term debt, less current maturities .          124,717               252           11,763                --           136,732
Intercompany debt .......................               --                --           63,078           (63,078)               --
Members' equity .........................           (5,676)           96,627           (8,512)          (88,827)           (6,388)
                                            --------------    --------------   --------------    --------------    --------------
       Total liabilities and members'
       equity ...........................   $      142,928    $      128,516   $      104,616    $     (151,905)   $      224,155
                                            ==============    ==============   ==============    ==============    ==============

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13. CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2001


                                                                GUARANTOR      NON-GUARANTOR    ELIMINATIONS/
                                                  ISSUERS      SUBSIDIARIES    SUBSIDIARIES      ADJUSTMENTS     CONSOLIDATED
                                               -------------   -------------   -------------    -------------    -------------
ASSETS
Current assets
  Cash .....................................   $         334   $           2   $       1,803    $          --    $       2,139
  Accounts receivable ......................              --          29,094          15,696               --           44,790
  Inventories ..............................              --          15,603          23,829               --           39,432
  Deferred income taxes and other
   current assets ..........................               7           2,326           3,443               --            5,776
                                               -------------   -------------   -------------    -------------    -------------
       Total current assets ................             341          47,025          44,771               --           92,137
Property and equipment, net ................              --          34,071          20,333               --           54,404
Goodwill, net ..............................             985          53,930          18,479               --           73,394
Other intangible assets, net ...............           3,670             412             603               --            4,685
Deferred income taxes and other
  noncurrent assets ........................              93           1,340           2,237               --            3,670
Investment in subsidiaries .................          70,323           9,955              --          (80,278)              --
Intercompany notes receivable ..............          74,601              --              --          (74,601)              --
                                               -------------   -------------   -------------    -------------    -------------
       Total assets ........................   $     150,013   $     146,733   $      86,423    $    (154,879)   $     228,290
                                               =============   =============   =============    =============    =============

LIABILITIES AND MEMBERS'
  EQUITY
Current liabilities
  Current maturities of long-term debt .....   $          --   $       1,108   $       9,915    $          --    $      11,023
  Accounts payable .........................              --          19,562           9,489               --           29,051
  Accrued liabilities and deferred
    income taxes ...........................           6,731           7,804           9,018               --           23,553
Mandatorily redeemable warrants ............           5,130              --              --               --            5,130
                                               -------------   -------------   -------------    -------------    -------------
       Total current liabilities ...........          11,861          28,474          28,422               --           68,757
Deferred income taxes and other
  noncurrent liabilities ...................           2,003             719           2,861               --            5,583
Long-term debt, less current maturities ....         127,675             297          17,654               --          145,626
Intercompany debt ..........................              --          16,920          57,681          (74,601)              --
Members' equity ............................           8,474         100,323         (20,195)         (80,278)           8,324
                                               -------------   -------------   -------------    -------------    -------------
       Total liabilities and members'
       equity ..............................   $     150,013   $     146,733   $      86,423    $    (154,879)   $     228,290
                                               =============   =============   =============    =============    =============

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13. CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                             GUARANTOR       NON-GUARANTOR    ELIMINATIONS/
                                              ISSUERS       SUBSIDIARIES     SUBSIDIARIES      ADJUSTMENTS     CONSOLIDATED
                                           -------------    -------------    -------------    -------------    -------------
Net sales ..............................   $          --    $     231,133    $      98,649    $          --    $     329,782
Cost of sales ..........................              --          180,421           70,095               --          250,516
                                           -------------    -------------    -------------    -------------    -------------
  Gross profit .........................              --           50,712           28,554               --           79,266
Selling, administrative and product
  development expenses .................           1,088           23,817           24,404               --           49,309
Amortization of intangible assets ......                              109               13               --              122
                                           -------------    -------------    -------------    -------------    -------------
  Operating income (loss) ..............          (1,088)          26,786            4,137               --           29,835
Interest expense .......................          11,310              316            4,281               --           15,907
Equity in net (income) of subsidiaries .            (776)              --               --              776               --
Foreign currency (gain) ................              --               --           (8,429)              --           (8,429)
Other expense ..........................              --              340              180               --              520
                                           -------------    -------------    -------------    -------------    -------------
  Income before cumulative effect of
   accounting change and income taxes ..          11,622           26,130            8,105             (776)          21,837
Cumulative effect of accounting change
   for goodwill impairment .............              --          (29,207)              --               --          (29,207)
                                           -------------    -------------    -------------    -------------    -------------
Income (loss) before income taxes ......         (11,622)          (3,077)           8,105             (776)          (7,370)
Provision for income taxes .............              --               --            4,252               --            4,252
                                           -------------    -------------    -------------    -------------    -------------
Net income (loss) ......................   $     (11,622)   $      (3,077)   $       3,853    $        (776)   $     (11,622)
                                           =============    =============    =============    =============    =============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                             GUARANTOR       NON-GUARANTOR    ELIMINATIONS/
                                              ISSUERS       SUBSIDIARIES     SUBSIDIARIES      ADJUSTMENTS     CONSOLIDATED
                                           -------------    -------------    -------------    -------------    -------------
Net sales ..............................   $          --    $     223,662   $      90,373    $          --    $     314,035
Cost of sales ..........................              --          178,092          61,491               --          239,583
                                           -------------    -------------   -------------    -------------    -------------
  Gross profit .........................              --           45,570          28,882               --           74,452
Selling, administrative and product
  development expenses .................             247           24,822          19,700               --           44,769
Amortization of intangible assets ......              40            2,372             900               --            3,312
                                           -------------    -------------   -------------    -------------    -------------
  Operating income (loss) ..............            (287)          18,376           8,282               --           26,371
Interest expense .......................           8,853            2,533           6,298               --           17,684
Equity in net (income) of subsidiaries .         (11,534)              --              --          (11,534)              --
Foreign currency loss ..................              --               --           4,948               --           (4,948)
Other expense ..........................              --              543             200               --              743
                                           -------------    -------------   -------------    -------------    -------------
Income (loss) before income taxes ......           2,394           15,300          (3,164)         (11,534)           2,996
Provision for income taxes .............              --               --             602               --              602
                                           -------------    -------------   -------------    -------------    -------------
Net income (loss) ......................   $       2,394    $      15,300   $      (3,766)   $     (11,534)   $       2,394
                                           =============    =============   =============    =============    =============

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13. CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                              GUARANTOR     NON-GUARANTOR    ELIMINATIONS/
                                              ISSUERS        SUBSIDIARIES    SUBSIDIARIES     ADJUSTMENTS     CONSOLIDATED
                                           -------------    -------------   -------------    -------------    -------------
Net sales ..............................   $          --    $     222,159   $      96,658    $          --    $     318,817
Cost of sales ..........................              --          173,230          65,860               --          239,090
                                           -------------    -------------   -------------    -------------    -------------
  Gross profit .........................              --           48,929          30,798               --           79,727
Selling, administrative and product
  development expenses .................           1,780           23,450          20,297               --           45,527
Amortization of intangible assets ......              40            2,347             910               --            3,297
                                           -------------    -------------   -------------    -------------    -------------
  Operating income (loss) ..............          (1,820)          23,132           9,591               --           30,903
Interest expense .......................           6,027            4,433           7,490               --           17,950
Equity in net (income) of subsidiaries .         (15,640)              --              --           15,640               --
Foreign currency loss ..................              --               --           5,386               --            5,386
Other (income) expense .................              --              361            (309)              --               52
                                           -------------    -------------   -------------    -------------    -------------
Income (loss) before income taxes ......           7,793           18,338          (2,976)         (15,640)           7,515
Benefit for income taxes ...............              --               --             278               --              278
                                           -------------    -------------   -------------    -------------    -------------
Net income (loss) ......................   $       7,793    $      18,338   $      (2,698)   $     (15,640)   $       7,793
                                           =============    =============   =============    =============    =============

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13. CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                               GUARANTOR       NON-GUARANTOR    ELIMINATIONS/
                                                ISSUERS       SUBSIDIARIES     SUBSIDIARIES      ADJUSTMENTS     CONSOLIDATED
                                             -------------    -------------    -------------    -------------    -------------
Net cash provided by (used for) operating
  activities .............................   $     (10,224)   $      27,238    $       3,990    $          --    $      21,004
                                             -------------    -------------    -------------    -------------    -------------

Cash flows from investing activities:
  Acquisition of property and
    equipment ............................              --           (5,554)          (9,800)              --          (15,354)
  Investment in Subsidiary ...............          (7,000)              --               --            7,000               --
                                             -------------    -------------    -------------    -------------    -------------
    Net cash used for investing activities          (7,000)          (5,554)          (9,800)           7,000          (15,354)
                                             -------------    -------------    -------------    -------------    -------------
Cash flows provided by (used for)
  financing activities:
  Change in intercompany debt ............          15,114          (20,510)           5,396               --               --
  Net increase in revolving loan .........           5,572               --               --               --            5,572
  Repayment of debt ......................              --           (1,099)         (12,280)              --          (13,379)
  Borrowing of debt ......................              --               --            5,637               --            5,637
  Issuance of Membership Units ...........              --               --            7,000           (7,000)              --
  Distributions to members ...............          (3,356)              --               --               --           (3,356)
                                             -------------    -------------    -------------    -------------    -------------
    Net cash provided by (used for)
      financing activities ...............          17,330          (21,609)           5,753           (7,000)          (5,526)
                                             -------------    -------------    -------------    -------------    -------------

Effect of exchange rate changes ..........              --               --              390               --              390
                                             -------------    -------------    -------------    -------------    -------------
Net increase (decrease) in cash ..........             106               75              333               --              514
Cash at beginning of period ..............             334                2            1,803               --            2,139
                                             -------------    -------------    -------------    -------------    -------------
Cash at end of period ....................   $         440    $          77    $       2,136    $          --    $       2,653
                                             =============    =============    =============    =============    =============

                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13. CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                                      GUARANTOR     NON-GUARANTOR   ELIMINATIONS/
                                                       ISSUERS      SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS     CONSOLIDATED
                                                    ------------    ------------    -------------   -------------   ------------
Net cash provided by (used for) operating
  activities ....................................   $     (8,830)   $     32,749    $      3,732    $         --    $     27,651
                                                    ------------    ------------    ------------    ------------    ------------

Cash flows from investing activities:
  Acquisition of property and
    equipment ...................................             --          (4,249)         (3,331)             --          (7,580)
                                                    ------------    ------------    ------------    ------------    ------------
    Net cash used for investing activities ......             --          (4,249)         (3,331)             --          (7,580)
                                                    ------------    ------------    ------------    ------------    ------------
Cash flows provided by (used for)
  financing activities:
  Change in intercompany debt ...................         17,094         (29,144)         12,050              --              --
  Net decrease in revolving loan ................         (8,341)             --              --              --          (8,341)
  Repayment of debt .............................             --              --         (11,706)             --         (11,706)
  Collection on members notes receivable ........             59              --              --              --              59
  Borrowing of debt .............................             --             400              --              --             400
  Distributions to members ......................           (801)             --              --                            (801)
                                                    ------------    ------------    ------------    ------------    ------------
    Net cash provided by (used for)
      financing activities ......................          8,011         (28,744)            344              --         (20,389)
                                                    ------------    ------------    ------------    ------------    ------------

Effect of exchange rate changes .................             --              --            (858)             --            (858)
                                                    ------------    ------------    ------------    ------------    ------------
Net decrease in cash ............................           (819)           (244)           (113)             --          (1,176)
Cash at beginning of period .....................          1,153             246           1,916              --           3,315
                                                    ------------    ------------    ------------    ------------    ------------
Cash at end of period ...........................   $        334    $          2    $      1,803    $         --    $      2,139
                                                    ============    ============    ============    ============    ============


                         ADVANCED ACCESSORY SYSTEMS, LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT UNIT RELATED DATA)

13. CONDENSED CONSOLIDATING INFORMATION -- (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                               GUARANTOR       NON-GUARANTOR    ELIMINATIONS/
                                                ISSUERS       SUBSIDIARIES     SUBSIDIARIES      ADJUSTMENTS    CONSOLIDATED
                                             -------------    -------------    -------------    -------------   -------------
Net cash provided by (used for) operating
  activities .............................   $      (5,585)   $      22,146    $       4,855    $          --   $      21,416
                                             -------------    -------------    -------------    -------------   -------------

Cash flows from investing activities:
  Acquisition of property and
    equipment ............................              --           (7,699)          (2,746)              --         (10,445)
  Acquisition of subsidiaries, net of cash
    acquired .............................              --           (1,545)          (1,259)              --          (2,804)
                                             -------------    -------------    -------------    -------------   -------------
    Net cash used for investing activities              --           (9,244)          (4,005)              --         (13,249)
                                             -------------    -------------    -------------    -------------   -------------
Cash flows provided by (used for)
  financing activities:
  Change in intercompany debt ............           7,842          (18,125)          10,283               --              --
  Net increase in revolving loan .........          11,343               --               --               --          11,343
  Repayment of debt ......................              --               --          (13,878)              --         (13,878)
  Repurchase of membership units .........          (6,422)              --               --               --          (6,422)
  Collection on members notes receivable .              65               --               --               --              65
  Distributions to members ...............          (6,090)              --               --               --          (6,090)
                                             -------------    -------------    -------------    -------------   -------------
    Net cash provided by (used for)
      financing activities ...............           6,738          (18,125)          (3,595)              --         (14,982)
                                             -------------    -------------    -------------    -------------   -------------

Effect of exchange rate changes ..........              --               --            1,412               --           1,412
                                             -------------    -------------    -------------    -------------   -------------
Net increase (decrease) in cash ..........           1,153           (5,223)          (1,333)              --          (5,403)
Cash at beginning of period ..............              --            5,469            3,249               --           8,718
                                             -------------    -------------    -------------    -------------   -------------
Cash at end of period ....................   $       1,153    $         246    $       1,916    $          --   $       3,315
                                             =============    =============    =============    =============   =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth the names and ages of each of the individuals that currently serve as a member (each, a "Board Member") of the Company's board of managers (the "Board of Managers"), or as an executive officers of the Company.

                NAME                     AGE                       POSITION                            MANAGER OR OFFICER SINCE
       ------------------------          ----   ------------------------------------------------       ------------------------

       F. Alan Smith...........            71   Chairman of the Board of Managers of the Company             September 1995

       Terence C. Seikel.......            45   President and Chief Executive Officer of the                 January 1996
                                                Company; Board Member

       Richard E. Borghi.......            56   President and Chief Operating Officer of                     September 1995
                                                SportRack; Board Member

       Gerrit de Graaf.........            39   General Manager and Chief Executive Officer of               October 1996
                                                Brink; Board Member

       Bryan A. Fletcher.......            43   President and Chief Operating Officer of Valley              August 1997
                                                Aftermarket (a division of Valley Industries,
                                                LLC), Board Member

       Barry G. Steele.........            32   Chief Financial Officer                                      June 1999

       J. Wim Rengelink........            48   Finance Director of Brink                                    October 1996

       Donald J. Hofmann, Jr...            45   Board Member, Vice President and Secretary of the            September 1995
                                               Company

       Barry Banducci..........            67   Board Member                                                 September 1995

       Gerard J. Brink.........            59   Board Member                                                 October 1996

     F. Alan Smith has served in the automotive industry for 41 years and has been Chairman of the Board of Managers of the Company since its formation in September 1995. He served in various assignments at General Motors from 1956 to 1992, including President of GM Canada from 1978 to 1980. He was a member of the Board of Directors of General Motors from 1981 to 1992 and Chief Financial Officer of General Motors from 1981 to 1988. Mr. Smith is a director of TransPro, Inc.

     Terence C. Seikel has served in the automotive industry for 19 years and has been President and Chief Executive Officer of the Company since April 15, 1999. From 1996 until April 15, 1999, Mr. Seikel served as Vice President of Finance and Administration and Chief Financial Officer of the Company and SportRack. From 1985 to 1996, Mr. Seikel was employed by Larizza Industries, a publicly held supplier of interior trim to the automotive industry, in various capacities including Chief Financial Officer.

     Richard E. Borghi has served in the automotive industry for 35 years and has been President and Chief Operating Officer of SportRack since April 15, 1999. From 1995 until April 15, 1999, Mr. Borghi, served as Executive Vice President of Operations and Chief Operating Officer of SportRack. From 1988 to 1995, Mr. Borghi held various senior management positions with MascoTech, and was the Executive Vice President of Operations of the MascoTech Division at the time of its acquisition by the Company.

     Gerrit de Graaf has been General Manager and Chief Executive Officer of Brink since November 1996. From 1989 to 1996, Mr. de Graaf worked as a consultant for Philips Medical Systems (a division of Philips Electronics), a company engaged in the distribution of electronic medical equipment, and most recently as Philips' Marketing Manager in the United States.

     Bryan A. Fletcher has served in the automotive industry for 14 years and has been President and Chief Operating Officer of Valley Aftermarket (a division of Valley Industries, LLC) since July 2000. From 1991 until July 2000 Mr. Fletcher served as Vice President of Aftermarket Operations of Valley.

     Barry G. Steele has been Chief Financial Officer since April 1, 2002. Prior to that Mr. Steele served as Corporate Controller and Treasurer since July 2001. From June 1999 to July 2001 Mr. Steele was Corporate Controller of the Company. From 1997 until June 1999, Mr. Steele served as Manager of Financial Reporting of the Company. From 1993 to 1997, Mr. Steele was employed by Price Waterhouse LLP.

     J. Wim Rengelink has served in the automotive industry for 16 years and has been Finance Director of Brink since 1995. From 1988 to 1995 he worked in Brink's internal audit department.

     Donald J. Hofmann, Jr. has been a Board Member, Vice President and Secretary of the Company since October 1995. Since January 2003, Mr. Hofmann is a Senior Advisor of J.P. Morgan Partners and was a partner of J.P. Morgan Partners, LLC, or its predecessor Chase Capital Partners a global general partnership with over $20.0 billion under management from 1992 to January, 2003. JPMP provides equity and mezzanine debt financing for management buyouts and recapitalizations, growth equity and venture capital. JPMP is an investment advisor to J.P. Morgan Partners (23A SBIC), LLC, a member of the Company. Mr. Hofmann is also a director of Pliant Corporation.

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

     See the disclosures in Item 12. under the caption "Members' Agreement" for a description of arrangements to elect Messrs. Seikel, Borghi, Smith, Banducci, Brink, Fletcher and Hofmann as managers of the Company. See the disclosures in
Item 11. under the caption "Employment Agreements" for a description of agreements with each of Messrs. Seikel, Borghi, de Graaf and Fletcher pursuant to which they are required to be appointed to the executive positions they currently hold.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for 2000 through 2002 for the chief executive officer of the Company and the four next most highly compensated executive officers of the Company.


                                                        SUMMARY COMPENSATION TABLE
                                                                                                             LONG-TERM
                                                                                                            COMPENSATION
                                                                 ANNUAL COMPENSATION                           AWARDS
                                                  -----------------------------------------------  -------------------------------
                                                                                    OTHER
                                                                                    ANNUAL           SECURITIES         ALL OTHER
                                         FISCAL      SALARY         BONUS        COMPENSATION        UNDERLYING       COMPENSATION
     NAME AND PRINCIPAL POSITION          YEAR        ($)            ($)             ($)              OPTIONS(#)          ($)
------------------------------------    --------  -------------  -------------  -----------------  -----------------  ------------
Terence C. Seikel...................      2002       265,000        175,000             --                 --               4,506
  President and Chief Executive           2001       265,000        115,000             --                 --               5,100
  Officer of the Company and              2000       265,000        175,000             --                 --               5,100
  SportRack

Barry G. Steele.....................      2002       134,105         42,000             --                 --               4,013
  Chief Financial Officer of the          2001       106,950         20,000             --                 --               2,506
  Company                                 2000        95,270         20,000             --                 --               3,120

Richard E. Borghi...................      2002       306,419        125,000             --                 --               4,494
  President and Chief Operating           2001       324,964        105,000             --                 --               2,100
  Officer of SportRack                    2000       279,798        125,000             --                 --               4,439

Gerrit de Graaf.....................      2002       165,168         38,899             --                 --                 --
  General Manager and Chief Executive     2001       151,577         41,250             --                 --                 --
  Officer of Brink                        2000       154,000         65,000             --                 --                 --

Bryan Fletcher......................      2002       151,316         50,000             --                 --                 400
  President and Chief Operating           2001       142,000         57,200             --                 --                 400
  Officer of Valley Aftermarket           2000       132,664         40,500             --                 50                 400

----------

               OPTION GRANTS IN 2002 AND OPTION VALUES AT YEAR END

     During 2002, there were no options granted to the named executive officers. The following table sets forth information regarding outstanding membership unit options issued to the chief executive officer of the Company and the four next most highly compensated executive officers.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                  NUMBER OF SECURITIES
                                                                       UNDERLYING             VALUE OF UNEXERCISED
                                                                   UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                               SHARES                                AT YEAR END(#)              AT YEAR END($)
                             ACQUIRED ON            VALUE             EXERCISABLE/                EXERCISABLE/
        NAME                 EXERCISE(#)         REALIZED($)          UNEXERCISABLE               UNEXERCISABLE
--------------------         -----------         -----------     --------------------        ---------------------
F. Alan Smith.......             --                  --                  332/150                1,743,000/788,000
Terence C. Seikel...             --                  --                  465/200               2,441,000/1,050,000
Richard E. Borghi...             --                  --                  432/200               2,268,000/1,050,000
Gerrit de Graaf.....             --                  --                   39/-                     205,000/--
Bryan Fletcher......             --                  --                   20/20                  105,000/105,000

----------

BOARD MEMBER COMPENSATION

     The Board Members do not currently receive compensation for their service on the Board of Managers or any committee thereof but are reimbursed for their out-of-pocket expenses. In addition, Messrs. Smith and Banducci have consulting agreements with the Company. See "Consulting Agreements."

EMPLOYMENT AGREEMENTS

     Each of Terence C. Seikel, Richard E. Borghi, Gerrit de Graaf and Bryan Fletcher has entered into an employment agreement (collectively, the "Employment Agreements") with the Company. Mr. Seikel's Employment Agreement provides for an annual base salary of $250,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 50-70% of his base salary. Mr. Borghi's Employment Agreement provides for an annual base salary of $250,000, subject to increases at the sole discretion of the Board of Managers, a bonus in the range of 30-50% of his base salary, and he is entitled to a one time bonus of $100,000 at his convenience or the earlier of his termination date, or a sale of the Company. Mr. de Graaf's Employment Agreement provides for an annual base salary of NLG 170,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 30% to 50% of his base salary. Mr. Fletcher's Employment Agreement provides for an annual base salary of $150,000, subject to increases at the sole discretion of the Board of Managers, and a bonus in the range of 30% to 50% of his base salary. The Employment Agreements also provide for twelve months of severance pay to the executive officer in the event such officer is terminated without cause (as defined in the Employment Agreement). The Employment Agreements for Messrs Seikel, Borghi and Fletcher provided for an increase in the severance pay period to 18 months upon a change in control of the Company, as defined in the Employment Agreement.

     The Employment Agreements expire December 31, 2003 for Messrs. Seikel, Borghi and Fletcher and automatically extend for successive two-year terms unless terminated by the Company upon 30 days notice prior to the expiration of the current term. The Employment Agreement for Mr. de Graaf may be terminated by either party upon three month's prior written notice. Each Employment Agreement prohibits the executive officer from disclosing non-public information about the Company. The Employment Agreements also require the executive officers to assign to the Company any designs, inventions and other related items and intellectual property rights developed or acquired by the executive officer during the term of his employment. In addition, for a period of five years after termination of employment (two years if the termination is without cause) each executive officer has agreed, in his respective Employment Agreement, not to (i) engage in any Competitive Business (as defined in the Employment Agreements), (ii) interfere with or disrupt any relationship between the Company and its customers, suppliers and employees and (iii) induce any employee of the Company to terminate his or her employment with the Company or engage in any Competitive Business.

CONSULTING AGREEMENTS

     F. Alan Smith and Barry Banducci, both members of the Board of Managers, have each entered into consulting agreements (the "Consulting Agreements") with the Company dated as of September 28, 2001. The Consulting Agreements each provide for an annual consulting fee of $50,000. Either party can terminate the Consulting Agreements upon 10 days notice. Following the termination date and for so long as the consultant shall continue to serve on the Board of Managers of the Company, the consultant will receive an annual board fee of no less than 10% of the aggregate purchase price for all Units of the Company acquired by him, currently $30,000 for Mr. Smith and $25,000 for Mr. Banducci. The Consulting Agreements prohibit Messrs. Smith and Banducci from disclosing non-public information about the Company.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Managers has an Audit Committee consisting of Messrs. Banducci and Smith, and a Compensation Committee consisting of Messrs. Hofmann and Smith. Prior to August 2002, the Audit Committee consisted of Messrs. Banducci and Brink. The Audit Committee reviews the scope and results of audits and internal accounting controls and all other tasks performed by the independent public accountants of the Company. The Compensation Committee determines compensation for executive officers of the Company and administers the Company's 1995 Option Plan. None of the members of the Compensation Committee was, during 2002, an officer or employee of the Company or any of its subsidiaries or was formerly an officer of the Company or any of its subsidiaries, except that Mr. Smith has been the Company's Chairman of the Board of Managers and Mr. Hofmann has been Vice President and Secretary of the Company since its formation in September 1995. None of the Compensation Committee members had any relationship with the Company requiring disclosure by the Company pursuant to Securities and Exchange Commission rules regarding disclosure of related-party transactions, except that Mr. Hofmann and Mr. Smith had the relationships with the Company described below:

     Chase Securities Inc. ("CSI"), Chase, Chase Canada and JPMP are affiliates of J.P. Morgan Partners (23A SBIC), LLC, which owns approximately 34.44% of the Company's issued and outstanding voting securities and currently beneficially owns 69.0% of the Company's equity securities. CSI acted as an Initial Purchaser in connection with the offering of Notes, for which it received customary fees. Chase is agent bank and a lender to the Company under the U.S. Credit Facility and has received customary fees and reimbursement of expenses in such capacities. Chase Canada is agent bank and a lender to the Company under the Canadian Credit Agreement and has received customary fees and reimbursement of expenses in such capacities. Chase received its proportionate share, $6.0 million, of the repayment by the Company of $90.0 million under the U.S. Credit Facility from the proceeds of the offering of Notes. J.P. Morgan Partners (23A
SBIC), LLC, an affiliate of JPMP and CSI, held a portion of the Senior Subordinated Debt and received its proportionate share, $10.7 million, including prepayment penalties of $700,000, of the repayment by the Company of such debt from the proceeds of the offering of Notes. As a result of the offering of Notes, such affiliate was relieved of its obligation to provide up to an additional $20.0 million of senior subordinated debt financing. In addition, an affiliate of CSI and JPMP purchased a portion of the Notes in connection with the offering of Notes. Donald J. Hofmann, Jr., a Senior Advisor and former partner of JPMP, is a member of the Board of Managers of the Company. In addition, CSI, Chase and their affiliates participate on a regular basis in various investment banking and commercial banking transactions for the Company and its affiliates.

     On January 1, 2000, the Company issued 3,655 of its Class A-1 Units to J.P. Morgan Partners (23A SBIC), LLC, in exchange for 3,655 Class A Units.

     On November 11, 2000 the Company issued 1,478 of its Class A-1 Units to J.P. Morgan Partners (23A SBIC), LLC, in exchange for 1,478 Class A Units.

     The Company is a party to a Consulting Agreement with F. Alan Smith, the Chairman of the Company. See "Consulting Agreements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MEMBER MATTERS

     As of March 25, 2003, the outstanding membership interests of the Company consisted of 14,359 Units, including 9,226 Class A Units and 5,133 Class A-1 Units. The following table sets forth certain information regarding the beneficial ownership of the Units by (i) each person known by the Company to beneficially own more than 5% of the Units, (ii) each manager, (iii) each executive officer named in the Summary Compensation Table in Item 11. of this report, and (iv) all of the Company's managers and executive officers treated as a group. To the knowledge of the Company, each of such holders of Units has sole voting and investment power as to the Units owned unless otherwise noted.

                                                                   PERCENTAGE
             NAME AND ADDRESS(1)                 UNITS OWNED      OWNERSHIP(2)
-------------------------------------------   ---------------   --------------
J.P. Morgan Partners (23A SBIC), LLC (3)...        10,251             69.0%
 1221 Avenue of the Americas
  New York, New York 10020
Celerity Partners..........................         1,500             10.5
  c/o Mark Benham
  300 Sand Hill Road
    Building 4, Suite 230
  Menlo Park, California 94025
F. Alan Smith(4)...........................           632              4.3
Terence C. Seikel(5).......................           665              4.5
Richard E. Borghi(6).......................           632              4.3
Gerrit de Graaf(7).........................            59              0.4
Bryan A. Fletcher(8).......................            50              0.4
Barry Banducci(9)..........................           500              3.4
Gerard J. Brink............................           410              2.9
Donald J. Hofmann, Jr. (10)................        10,251             69.0
All managers and executive officers as a
group (nine                                        13,238             80.5
  persons) (11)............................

(1) Addresses are provided only for persons beneficially owning more than five percent of the Units.

(2) Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to the Units. Units subject to options or warrants currently exercisable or exercisable within 60 days of March 25, 2002 are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(3) J.P. Morgan Partners(23A SBIC), LLC is an affiliate of JPMP. Includes 501 Units subject to warrants exercisable within 60 days. Includes 5,133 Class A-1 non voting Units that are immediately convertible into Class A voting Units.

(4) Includes 332 Units subject to options exercisable within 60 days. 300 Units are owned by the F. Alan Smith Family Limited Partnership.

(5)      Includes 465 Units subject to options exercisable within 60 days.

(6)      Includes 432 Units subject to options exercisable within 60 days.

(7)      Includes 39 Units subject to options exercisable within 60 days.

(8)      Includes 25 Units subject to options exercisable within 60 days.

(9) Includes 250 Units subject to options exercisable within 60 days. 250 Units are owned by the Banducci Family, LLC.

(10) Such person may be deemed the beneficial owner of the Units held by J.P. Morgan Partners (23A SBIC), LLC due to his status as Senior Advisor to JPMP and Attorney-in-Fact for J.P. Morgan Partners (23A
         SBIC), LLC and its majority member, of J.P. Morgan Partners (23A SBIC Manager), Inc. Mr. Hofmann disclaims beneficial ownership of the Units held by J.P. Morgan Partners (23A SBIC), LLC except to the extent of his pecuniary interest therein which is not readily determinable because it is subject to several variables including without limitation the internal rates of return and vesting of interest in J.P. Morgan Partners (23A SBIC), LLC.

(11)     Includes 2,044 Units subject to options exercisable within 60 days.

     For a description of a potential change in control of the Company, see Item 1 "Business - General".

MEMBERS' AGREEMENT

     As of September 30, 1999, the Company and the members entered into the Third Amended and Restated Members' Agreement, setting forth the relative voting rights of the members in the election of the Board of Managers. The Board of Managers consists of between six and eleven members, as designated by persons holding more than fifty percent of the voting Units held by J.P. Morgan Partners (23A SBIC), LLC, an affiliate of JPMP and its affiliates (defined in the Third Amended and Restated Members' Agreement as the "Chase Members"). The voting provisions apportion the Board of Managers among the Chase Members and all other members in the following way:

o for so long as Terence C. Seikel and Richard E. Borghi are employed by the Company, each shall be a manager;

o as to each of F. Alan Smith and Barry Banducci, for so long as their respective affiliates, as defined in the Third Amended and Restated Members' Agreement, continue to hold 80% of the Units they acquired on September 28, 1995, each shall be a manager;

o so long as Gerard Jacobus Brink, Koop Brink and Jan Willem Brink, along with certain affiliated persons or entities, continue to own at least 80% of the Units they acquired on October 30, 1996, persons controlling a majority of their voting Units may designate a manager from among the Brinks or their affiliates, who is currently Gerard J. Brink;

o so long as Robert L. Fisher and Roger T. Morgan, along with certain affiliated persons or entities, continue to own at least 80% of the Units they acquired on August 5, 1997, persons controlling a majority of their voting Units may designate one manager, who is currently Bryan
         A. Fletcher; and

o the Chase Members designate the remaining managers, one of which shall be a representative of J.P. Morgan Partners (23A SBIC), LLC, who is currently Donald J. Hofmann, Jr.

J.P. Morgan Partners (23A SBIC), LLC has the right to remove any or all of the members of the Board of Managers if:

o it reasonably believes circumstances exist that require it to assume control of the Company in order to protect its investment in the Company;

o in its reasonable opinion, the Company shall have committed a breach or be in default of any covenant, obligation, agreement, representation or warranty given or made by the Company in certain agreements or contracts;

o in its reasonable opinion, there has been a substantial change in the Company's operations, products or prospects during the two-year period prior to such determination; and

o it determines that it is permitted under any applicable law to take control of the Company and determines that it is in its best interests to do so.

EQUITY COMPENSATION PLAN INFORMATION

         The following information is provided as of December 31, 2002 with respect to compensation plans, including individual compensation arrangements, under with our equity securities are authorized for issuance:

                                                                                                                   (c)
                                                                                                          NUMBER OF SECURITIES
                                                        (a)                           (b)                 REMAINING AVAILABLE FOR
                                             NUMBER OF SECURITIES TO BE         WEIGHTED-AVERAGE           FUTURE ISSUANCE UNDER
                                              ISSUED UPON EXERCISE OF          EXERCISE PRICE OF         EQUITY COMPENSATION PLANS
                                               OUTSTANDING OPTIONS,           OUTSTANDING OPTIONS         (EXCLUDING SECURITIES
         PLAN CATEGORY                          WARRANTS AND RIGHTS           WARRANTS AND RIGHTS        REFLECTED IN COLUMN (a))
------------------------------             ----------------------------   --------------------------    --------------------------
Equity compensation plans
  approved by security holders(1).......                3,256                   $        859                          184

Equity compensation plans not
  approved by security holders..........                    0                              0                            0
                                                  -----------                   ------------                  -----------
Total ..................................                3,256                   $        859                          184
                                                  ===========                   ============                  ===========


----------
(1) These plans consists of (1) the Advanced Accessory Systems LLC 1995 Option Plan, and (2) warrants granted to J.P. Morgan Partners (23A SBIC), LLC and International Mezzanine Capital, B.V.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 11. under the caption "Compensation Committee Interlocks and Insider Participation" for a description of transactions between the Company and entities with which Donald J. Hofmann, Jr., a manager of the Company, and Senior Advisor of J.P. Morgan Partners (23A SBIC), LLC, a member beneficially owning 69.0% of our Units, are affiliated.

     The Company is a party to the Consulting Agreements with F. Alan Smith, the Chairman of the Company, and Barry Banducci, a manager of the Company. See Item
11. "Executive Compensation -- Consulting Agreements."

     In connection with the acquisition of the MascoTech Division by the Company, the Company loaned Mr. Borghi, the President and Chief Operating Officer of SportRack and a manager of the Company, $100,000 to enable him to make his initial equity investments in the Company. The loan bears interest at 6.2% and is due on demand.


ITEM 14. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, the principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Form 10-K:

         1. Financial Statements:

         A list of the Consolidated Financial Statements, related notes and Report of Independent Accountants is set forth in Item 8 of this report on Form 10-K.

         2. Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable, are not material, or the information called for thereby is otherwise included in the financial statements and, therefore, have been omitted.

         3. Index to Exhibits:

         Each management contract or compensatory plan or arrangement filed as an exhibit to this report is identified in this index to exhibits with an asterisk before the exhibit number.


      EXHIBIT
      NUMBER                             DESCRIPTION
      -------     -------------------------------------------------------------
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

       4.2        See Exhibits 10.2 through 10.7(i) and 10.8 Advanced Accessory
                  Systems, LLC agrees to furnish to the Commission upon request in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K copies of instruments defining the rights of holders of long-term debt of Advanced Accessory Systems, LLC or any of its subsidiaries, which debt does not exceed 10% of the total assets of Advanced Accessory Systems, LLC and its subsidiaries on a consolidated basis.

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


      EXHIBIT
      NUMBER                             DESCRIPTION
      -------     -------------------------------------------------------------
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

     *10.9        Amended and Restated Employment Agreement between AAS and
                  Richard Borghi dated September 30, 1999. Incorporated by reference to Exhibit 10.9 to AAS' Quarterly Report on Form
                  10-Q for the quarterly period ended September 30, 1999 (File
                  No. 333-49011).

     *10.9(a)     Amendment No. 1 to the Amended and Restated Employment
                  Agreement dated August 1, 2000 between SportRack, LLC and
                  Richard Borghi, incorporated by reference to Exhibit 10.9(a) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000 (File No. 333-49011).

     *10.11 Management Consulting Agreement between AAS and Barry Banducci dated September 28, 2001. Incorporated by reference to Exhibit
                  10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-49011).

     *10.12 Management Consulting Agreement between AAS and F. Alan Smith dated September 28, 2001. Incorporated by reference to Exhibit
                  10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 333-49011).

     *10.13       Amended and Restated Employment Agreement between AAS and
                  Terence C. Seikel dated September 30, 1999. Incorporated by reference to Exhibit 10.13 to AAS' Registration Statement on
                  Form S-4 (File No. 333-49011), filed March 31, 1998.

     *10.13(a)    Amendment No. 1 to the Amended and Restated Employment
                  Agreement dated August 1, 2000 between Advanced Accessory
                  Systems, LLC and Terence C. Seikel, incorporated by reference to Exhibit 10.13(a) to the Company's Annual Report on Form
                  10-K for the year ended December 31, 2000 (File No.
                  333-49011).

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

      10.18(a) Sublease Amending Agreement made as of the 1st day of January, 2000, between Bell Sports Canada Inc. and SportRack
                  Accessories Inc. (previously known as SportRack
                  International). Incorporated by reference to Exhibit 10.7 (f) to AAS' Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1999 (File No. 333-49011).

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

    *10.22        Amended and Restated Employment Agreement dated as of March
                  14, 2001 between Valley Industries, LLC, and Bryan Fletcher, incorporated by reference to Exhibit 10.22 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000 (File No. 333-49011).

     10.23        Multi-Tenant Industrial Triple Net Lease effective January 1,
                  2001 between Santa Fe Bayfront Venture, a California general partnership and Valley Industries, LLC a Delaware limited liability company, incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000 (File No. 333-49011).

      10.24       Third Amended and Restated Members' Agreement dated as of
                  September 30, 1999 among Advanced Accessory Systems, LLC, and the Members that are parties hereto. Incorporated by reference to Exhibit 3.4 to AAS' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 on (File No.
                  333-49011).

      EXHIBIT
      NUMBER                             DESCRIPTION
      -------     -------------------------------------------------------------
      10.25       Unit Redemption Agreement dated as of October 26, 2000 between
                  MascoTech, Inc. and Advanced Accessory Systems, LLC,
                  incorporated by reference to Exhibit 10.25 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2000 (File No. 333-49011).

     *10.26 Advanced Accessory Systems, LLC 1995 Option Plan. Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No.
                  333-49011).

     10.27        Real Property Lease by Sogefimur and Auxicomi to SFEA dated
                  October 21, 2002.

     10.28        Operational lease between Amstel Lease and SFEA.

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

     (b) Reports of form 8-K:

         On March 14, 2003, the Company filed a report on Form 8-K to announce that it was in the late stages of negotiations for the sale of the Company to Castle Harlan, Inc.

----------

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Advanced Accessory Systems, LLC

         Date:  March 25, 2003        By:     /s/ TERENCE C. SEIKEL
                                         --------------------------------------
                                                  Terence C. Seikel

                                         President and Chief Executive Officer
                                                (Authorized Signatory)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 Signature                                                     Title
                 ---------                                                     -----
              /s/  TERENCE C. SEIKEL
        -----------------------------------------               President, Chief Executive Officer and
                   Terence C. Seikel                            Manager (Principal Executive Officer)

Dated:  March 25, 2003

              /s/   BARRY G. STEELE
        -----------------------------------------               Chief Financial Officer (Principal Accounting
                    Barry G. Steele                             Officer and Principal Financial Officer)

Dated:  March 25, 2003

                          *                                     Chairman of the Board of Managers
        -----------------------------------------
                    F. Alan Smith

                          *                                     Manager
        -----------------------------------------
                    Barry Banducci

                          *                                     Manager
        -----------------------------------------
                 Gerard Jacobus Brink

                          *                                     Manager
        -----------------------------------------
                 Donald J. Hofmann, Jr.

                          *                                     Manager
        -----------------------------------------
                   Richard E. Borghi

                          *                                     Manager
        -----------------------------------------
                   Bryan A. Fletcher

                          *                                     Manager
        -----------------------------------------
                   Gerrit de Graaf

        *By:   /s/  TERENCE C. SEIKEL
        -----------------------------------------
            Terence C. Seikel, Attorney-in-Fact

Dated:  March 25, 2003

                                 CERTIFICATIONS

I, Terence C. Seikel, certify that:

1. I have reviewed this annual report on Form 10-K of Advanced Accessory Systems, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003


                                        /s/ Terence C. Seikel
                                        -----------------------------------
                                        Terence C. Seikel, President and
                                        Chief Executive Officer

                                 CERTIFICATIONS

I, Barry G. Steele, certify that:

1. I have reviewed this annual report on Form 10-K of Advanced Accessory Systems, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 25, 2003


                                        /s/ Barry G. Steele
                                        -----------------------------------
                                        Barry G. Steele, Chief
                                        Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

Other than this annual report filed on Form 10-K, no annual report or proxy material has been sent to security holders.

                        ADVANCED ACCESSORY SYSTEMS, LLC-
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000,
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                   ADDITIONS
                                                           ----------------------------
                                            BALANCE AT      CHARGED TO       CHARGED                      BALANCE
                                           BEGINNING OF     COSTS AND        TO OTHER                    AT END OF
                                               YEAR          EXPENSES      ACCOUNTS (1)    WRITE-OFFS       YEAR
                                           ------------    ------------    ------------   ------------   ------------
        ALLOWANCE FOR DOUBTFUL ACCOUNTS
 For the year ended December 31,
  2002 .................................   $      1,788   $        245    $        120    $        296   $      1,857
  2001 .................................          2,140            818             (41)          1,129          1,788
  2000 .................................          4,997         (1,887)            (41)            929          2,140

          ALLOWANCE FOR INVENTORY AND
         LOWER OF COST OR MARKET RESERVE
 For the year ended December 31,
  2002 .................................   $      2,828   $      1,284    $        157    $      1,359   $      2,910
  2001 .................................          2,540          1,688            (140)          1,260          2,828
  2000 .................................          3,217          1,021             173           1,871          2,540

ALLOWANCE FOR REIMBURSABLE TOOLING
 For the year ended December 31,
  2002 .................................   $        816   $        672    $         --    $       (100)  $      1,588
  2001 .................................            414          1,063              --             661            816
  2000 .................................            541            266              --             393            414

ALLOWANCE FOR DEFERRED TAX ASSETS
  2002 .................................   $      5,739   $     (2,970)   $         30    $         --   $      2,799
  2001 .................................          4,945          1,023            (229)             --          5,739
  2000 .................................          5,258            (86)           (227)             --          4,945

----------

     (1) Charges to other accounts include amounts related to acquired companies and the effects of changing foreign currency exchange rates for the Company's foreign subsidiaries.